Form 10QSB
period 1998-06-30
J BIRD MUSIC GROUP LTD
filed 1998-12-07
CIK 1057550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - QSB
QUARTERLY REPORT UNDER REGULATION SB OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended               Commission File Number:
June 30, 1998                            		0-24449



J-BIRD MUSIC GROUP LTD.
(Exact Name of Registrant as specified in its charter)

Pennsylvania						                          06-1411727
(State or other jurisdiction	             (IRS Employer
of incorporation or organization)         Identification Number)



396 Danbury Road Wilton, Connecticut  06897
(Address and zip code of principal executive officers)

(203) 761-9393
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
YES    NO    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Number of shares Outstanding		    Class 		        	Date

13,842,795					                Common Stock   November 18, 1998
                       						$.001 par value

J-BIRD MUSIC GROUP LTD.
Index


PART I FINANCIAL INFORMATION

Balance sheet June 30, 1998                                 3

Statements of Operations
  Three Months Ended June 30, 1998 and 1997	                4
  Six  Months Ended June 30, 1998 and 1997	                 5

Statements of Cash Flow
  Six Months Ended June 30, 1998 and 1997	                  6

Notes to Unaudited Financial Statements
  June 30, 1998	                                            7

Management's Discussion and Analysis of
Financial Condition and Results of Operations	             11


Part II
         Other Information

         Signatures	                                       15

J-BIRD MUSIC GROUP LTD.
BALANCE SHEET
JUNE 30,1998


ASSETS

Cash 	                                      $           401
Inventory	                                          374,601
Accounts receivable	                                 11,296
Loans receivable, shareholder	                       42,500
Recording advances	                                  21,665
Notes receivable	                                   500,000
Total Current assets	                               950,463

Fixed assets, net	                                  111,876
Other assets	                                         2,279

Total assets	                               $     1,064,618

LIABILITIES AND STOCKHOLDERS' EQUITY

Account payable and accrued expenses	       $       389,484
Accrued royalties	                                   17,637
Notes payable	                                       50,000
Total current liabilities	                          457,121

Due to shareholders and officers	                     7,330

Total Liabilities	                                  464,451

Stockholders' Equity
Common stock $.001 par value 25,000,000
shares Authorized, 13,527,795 issued and
outstanding	                                         13,527
Stock subscriptions receivable                    	(539,286)
Paid in capital	                                  5,370,809
Deficit	                                         (4,244,883)
	                                                   600,167

Total Liabilities and Equity	             $       1,064,618

J-BIRD MUSIC GROUP LTD.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30,1998 AND 1997


                                         	       1998 	          1997

Net sales	                                   $  146,981	      $   42,989

Cost of sales	                                   86,379	          39,147
	                                                60,602	           3,842
Operating expenses:
Advertising and promotion	                       40,269	          20,306
Professional fees	                               16,000	          31,599
Amortization and depreciation	                    9,032	          10,914
Salaries	                                        85,994	          39,812
Administrative expenses	                         60,650	          57,669

 	                                              211,945	         160,300

Net (loss) before other income (expenses)	     (151,343)	       (156,458)

Other income (expense):
Financing fee-sale of discounted common stock	 (960,000)	              -
Investment advisory fees	                      (525,000)	              -
	                                            (1,485,000)	              -


Net loss	                                  $ (1,636,343)	     $ (156,458)

Net loss per common share	                 $      (0.12) 	    $    (0.04)

Weighted average common shares outstanding	  13,194,462	       4,066,667

J-BIRD MUSIC GROUP LTD.
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30,1998 AND 1997



                                       	        1998 	           1997

Net sales	                                 $    263,426	    $     74,256

Cost of sales	                                  156,434	          56,637
                                               	106,992	          17,619
Operating expenses:
Advertising and promotion	                       91,433	          51,035
Professional fees	                               53,066	          58,599
Amortization and depreciation	                   18,263	          18,190
Salaries	                                       137,694	          79,066
Administrative expenses	                        111,577	         104,562

                                               	412,033	         311,452

Net (loss) before other income (expenses)	     (305,041)	       (293,833)

Other income (expense):
Financing fee-sale of discounted common stock 	(960,000)	              -
Investment advisory fees	                      (525,000)	              -
Loss from disposition of assets	               (173,000)	              -

	                                            (1,658,000)	              -

Net loss	                                   $(1,963,041)	     $ (293,833)

Net loss per common share	                  $     (0.16) 	    $    (0.07)

Weighted average common shares outstanding	  12,094,628	       4,033,333

J-BIRD MUSIC GROUP LTD.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,1998 AND 1997

                                                        	1998	         1997
	--------------	--------------
Cash flows from (used in) operating activities
Adjustments to reconcile net (loss) to net cash
from (used in) operating activities:

Net (loss)	                                         $(1,963,041)	  $ (293,833)
Amortization and depreciation	                           18,263	       14,551
Financing fee-sale of common stock at discount	         960,000	            -
Loss on sale of assets	                                 173,000	            -
(Increase) in accounts receivable	                       (1,201)	     (13,604)
(Increase) in inventory	                               (320,835)	     (34,371)
Stock issued for services	                              549,150	       27,000
(Increase) in recording advances	                             -	       (6,650)
(Increase) other assets	                                      -	         (479)
Compensation expense (non cash)	                              -	       60,000
Increase in accounts payable	                            61,805	      145,451
Net cash (used in) operating activities	               (522,859)	    (101,935)

Cash flows from (used in) investing activities

Purchase of fixed assets	                                     - 	     (66,363)
Net cash (used in) investing activities	                      -	      (66,363)

Cash flows from (used in) financing activities

Collection of stock subscriptions	                      381,810	            -
Collection of note receivable	                          205,000	            -
Due from officers	                                            -	        5,001
Due to shareholder	                                     (23,550)	     143,380
Repayment of notes payable	                             (40,000)         (500)

Net cash from financing activities	                     523,260	      147,881

Net increase (decrease) in cash	                            401	      (20,417)

Cash, beginning of year	                                      -	       21,675
Cash, end of year	                                  $       401	    $   1,258

J- Bird Music Group LTD.
Notes to Unaudited Financial Statements June 30, 1998


Note 1.  Organization

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the provisions of Regulation SB.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial
statements.   In the opinion of management, all adjustments (consisting
of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain reclassification and restatements of prior year numbers have been made to conform to the current year presentations.

On October 7, 1997, Caltron, Inc. entered into a stock purchase agreement with the shareholders of J-Bird Records, Inc. to purchase their shares of J-Bird Records, Inc. for the equivalent number of shares of Caltron Inc. The total number of shares exchanged in this transaction was 7,889,225.
On October 8 1997, Caltron, Inc. changed its name to J-Bird Music Group LTD. J-Bird Records, Inc. is a wholly-owned subsidiary of J-Bird Music Group LTD.

As a result of this transaction, the former shareholders of J-Bird Records, Inc. will be the controlling shareholders of the Company. This transaction has been accounted for as purchase of Caltron, Inc. by J-Bird Records, Inc.

J-Bird Records, Inc. is the first World Wide Web Recording Label (TM).
The Company was officially launched on November 1, 1996 to market, distribute and sell music via a new medium - the Internet. At its Website, located at http://www.j-birdrecords.com, the Company attracts and signs recording artists through its on-line office and promotes, markets and sells their recordings through its on-line record store.

The Company has experienced operating losses since its inception and has experienced significant cash flow problems. The Company is in the processing of raising capital through various sources to fund its operations and has implemented certain operating strategies to obtain profitably.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, J-Bird Records, Inc. Material intercompany balances and transactions have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-SB filed for the year ended December 31, 1997.

Earnings (loss) per share are based on the weighted average number of shares outstanding. Common stock equivalents have not been considered as their effect would be anti-dilutive.

Note 2. J-Bird Records, Inc.

On October 7, 1997, Caltron, Inc. entered into a stock purchase agreement with the shareholders of J-Bird Records, Inc. to purchase their shares of J-Bird Records, Inc. for the equivalent number of shares of the Company. The total number of common shares exchanged in this transaction was 7,889,225 and was valued at $827,466. This transaction has been accounted for as a purchase. The financial statements include the operations of Caltron, Inc. since October 7, 1997, date of acquisition.

The following table summarizes the unaudited pro forma results of operations of the Company for the three months and six months ended June 30, 1997 assuming the acquisition of J-Bird Records, Inc. had occurred on January 1, 1997. The unaudited pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place on January 1, 1997 or of future results of operations.

                                           Six months         Three months
                                       ended June 30,1997  ended June 30, 1997
Net Sales
                                         $   74,256           $  42,989

Net (Loss)                               $ (398,302)          $(200,772)
Net (loss) per share                     $     (.05)          $    (.02)

Weighted average shares                   8,415,558            8,448,892

Note 3. Disposition of Long Term Assets and Investments


Rhode Island Renal Institute

On May 3, 1996, the Caltron entered into an agreement with Rhode Island Renal Institute ("RIRI") and Brooks Porter ("Porter"). Under the agreement with the Company, RIRI and Porter assigned to the Company the right to manufacture and distribute a Renal Ozone Sterilization System ("ROSS") and any interests created by the development and investment agreement among Porter and RIRI.

In December 1997, the ROSS Corporation signed an agreement with the Caltron where the ROSS Corporation is going to buy the Company's interest in the ROSS Project for $500,000. In connection with this transaction Caltron wrote down the value of its investment to $500,000 as of the date of acquisition.

In November 1998, the Company and the ROSS Corporation agreed to exchange 125,000 shares of the Company's stock owned by ROSS for the $500,000 note receivable. See Note 5. to the financial statements.

Applied Advanced Technology

On June 14, 1996, Caltron entered into an Agreement with Applied Advanced Technologies, Inc. ("AAT") and Tovi Avnery ("Avnery") to acquire an interest in AAT and for AAT to acquire an equity interest in Caltron. Under the terms of this agreement, Caltron received an interest in the rights, title and interest in and to an electron beam technology. Under this Agreement, Caltron was to advance a total of $300,000 dollars to AAT. AAT received a total of $350,000. In return, the Company received 114,546 shares of common stock of AAT, representing 45% ownership in the company. Avnery also received 130,000 shares of restricted common stock of the Company.

On July 15, 1997, Caltron and AAT entered into a memorandum of understanding to terminate its relationship whereby AAT will pay Caltron $350,000 plus interest, not to exceed $500,000, by July 31, 1999. All shares of common stock of Caltron owned by AAT or Avnery were returned to the Company. In May 1998, the Company collected $205,000 for full settlement of the $350,000 note receivable from AAT. The difference has been recorded as a loss on disposition of assets in the six months ended June 30, 1998.

Note 4. Common Stock

In the six months ended June 30, 1998 the Company issued 2,000,000 shares of restricted common stock at prices below the fair market value of the stock. The Company has recorded a non-cash charge of $960,000 as "financing fees- sale of discounted stock" in connection with the sales. The Company has collected $381,810 in the six months ended June 30, 1998 with respect to the stock subscriptions. At
June 30, 1998, $539,286 in subscriptions receivable were outstanding.

The Company issued 500,000 common shares valued at $525,000 to an investment banker in connection with an agreement for investment services. This was recorded as a non-cash charge to operations as investment advisory fees.

At June 30, 1998 warrants to purchase 87,140 shares of common stock exercisable through March 2002 at $.25 per share were outstanding.

At June 30, 1998 options to purchase 60,000 shares of stock at $1 per share were outstanding.

Note 5. Subsequent Event

In November 1998 the Company and the ROSS Corporation agreed to exchange 125,000 shares of the Company's stock owned by ROSS for the $500,000 note receivable in the accompanying financial statements. If the agreement is finalized the Company's assets and stockholders' equity would be decreased by $500,000 to $564,618 and $100,167 respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of J-Bird Music Group LTD. and its subsidiary (collectively, the Company), consolidated results of operations and financial condition for the six months ended June 30, 1998. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

J-Bird derives its revenues from four principle sources: (i) sales of compact disks ("CDs") directly to the artists for resale to consumers,
(ii) fees paid by artists to sign recording contracts, (iii) CD sales on the J-Bird Website; and (iv) retail CD sales.

J-Bird's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the six months ended June 30, 1998 and the years ended December 31, 1996 and 1997. The Company has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past during which time the Company had minimal revenues, are not meaningful indications of future performance. J-Bird incurred losses from continuing operations of $ 1,963,041 in the six months ended
June 30,1998 , $351,977 for the year ended December 31, 1996 and $1,929,865 for the year ended December 31, 1997.

In 1998 the Company signed a distribution agreement with Navarre Corporation which provides the Company with a national presence into approximately 52,000 traditional retail establishments. This agreement also provides the Company with a national sales force that has existing relationships with the major retail outlets in the country.
As a start-up entity in 1997 the Company sold directly to retail markets with minimal results. In the second half of 1997 the Company was able to obtain two distribution agreements with regional distributors.
This enabled the Company to establish a regional presence and provided credential that assisted in signing the distribution agreement with Navarre Corporation.

The Company currently intends to increase substantially its operating expenses, to fund increased sales and marketing, to enhance its existing website and to complete strategic relationships important to the success of the Company. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of music recordings, related merchandise, advertising and sponsorship programs to achieve or maintain profitability on a quarterly or annual basis in the future.
The Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its business.

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financings and loans from shareholders. At June 30, 1998, the Company had a cash balance of $ 401. The Company received $205,000 in May 1998 with respect to the $350,000 note receivable from AAT.
The Company also received $381,810 in cash from the sale of stock through subscription agreements. The stock has been sold at a discount to market resulting in a non cash charge to earnings of $960,000.
The amount due under stock subscriptions at June 30,1998 was $539,286
The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations.

While the Company has positive working capital at June 30,1998 the $500,000 note receivable responsible for the positive working capital is in the process of being exchanged for the purchase of treasury stock. See Note 5. to the financial statements.

The Company is currently pursuing long term financing for its operating activities and a potential acquisition. No source of financing has occurred to date and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations- Six months ended June 30,1998 compared to six months ended June 30, 1997


                                              	1998	              1997

 Net Sales	                                  $263,426	          $74,256

 Cost of Sales	                              $156,434	          $56,637


In 1998 the Company signed a distribution agreement with Navarre Corporation which provides the Company with a national presence into approximately 52,000 traditional retail establishments. This agreement also provides the Company with a national sales force that has existing relationships with the major retail outlets in the country. As a start-up entity in 1997 the Company sold directly to retail markets with minimal results. In the second half of 1997 the Company was able to obtain two distribution agreements with regional distributors. This enabled the Company to establish a regional presence and provided credential that assisted in signing the distribution agreement with Navarre Corporation.

In addition to obtaining the distribution agreement with Navarre, sales increased due to the increased number of artists and bands signed by the Company in 1998, including one nationally recognized performer. This artist accounted for approximately $44,000 of sales in 1998. Fifteen performers signed to agreements subsequent to June 30, 1997 had sales of approximately $160,000 in the six months ended June 30, 1998.
The Company has 174 of artists under agreements at June 30, 1998 compared to 144 at June 30, 1997.

Cost of sales in 1998 has increased in accordance with the increase in sales. The cost of sales includes a web site fee of approximately $17,000 for 1997 and 1998. As a result the 1997 cost of sales percentage is significantly higher than the 1998 percentage due to the level of sales in 1997.

                                               	1998	             1997

Advertising and Promotion Expenses	           $91,433	          $51,035

The increase in advertising and promotion is due to the higher level of operations of the Company. The primary increase from 1997 to 1998 is due to an agreement with a advertising agency requiring monthly payments of $4,500.


Professional Fees                             $53,066	          $58,599

The decrease in professional fees is due to the lower level of legal fees in incurred in 1998.

Salaries Expense	                            $137,694	          $79,066

The increase in salaries expense is due to the increased number of employees, six in 1998 compared to three in 1997 of the Company.

Financing Fee-Sale of Discounted Stock	      $960,000	          $  -0-

Financing fees related to the non-cash charge for the purchase of restricted common stock at a discount to the market value of the stock.

Loss on Sale of Assets	                      $173,000	          $  -0-

Loss on sale of assets consists of $145,000 loss on the note receivable from ATT and the write off of $28,000 of other investments.

Administrative Expenses	                     $111,577	          $104,562

The increase in administrative expenses is due to the increased of operations of the Company. Rent increased by approximately $11,000 over 1997. Printing and stationary, registration fees, insurance, postage and general office supplies increased by approximately $5,000. Travel and entertainment increased by approximately $7,000. These increases were offset by a decrease in commission expense of approximately $16,000.

Investment Advisory Fees	                    $525,000	          $   -0-

Investment advisory fees increased due to an agreement with an investment banking firm entered into in 1998. 500,000 shares of common stock valued at $525,000 were issued in connection with this transaction.

Results of Operations- Six months ended June 30,1997 compared to six months ended June 30,1997

A comparison of the 1997 results to the 1996 results is not meaningful as the Company did not begin, operations until October 1996.

PART  II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
            Not applicable
ITEM 2. CHANGES IN SECURITIES
            Not applicable
ITEM 3. DEFAULT UPON SENIOR SECUITIES
            Not applicable
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            Not applicable
ITEM 5. OTHER INFORMATION
            Not applicable
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
            Not applicable

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

J-Bird Music Group LTD.
(Registrant)

Dated: November 19, 1998	                   By: /s/ John J. Barbieri
                                               					President