Form 10QSB
period 1998-09-30
J BIRD MUSIC GROUP LTD
filed 1998-12-07
CIK 1057550

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10 - QSB
QUARTERLY REPORT UNDER REGULATION SB OF THE
SECURITIES EXCHANGE ACTS OF 1934

For the Quarter Ended                     Commission File Number:
September 30, 1998                               0-24449


J-BIRD MUSIC GROUP LTD.
(Exact Name of Registrant as specified in its charter)

Pennsylvania							                                06-1411727
(State or other jurisdiction	                    (IRS Employer
of incorporation or organization)                Identification Number)

396 Danbury Road Wilton, Connecticut  06897
(Address and zip code of principal executive officers)

(203) 761-9393
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Number of shares Outstanding		               Class 			          Date
          13,842,795					                Common Stock      November 13, 1998
                                 						$.001 par value

J-BIRD MUSIC GROUP LTD.
Index


PART I FINANCIAL INFORMATION

Balance sheet September30 , 1998	                         3

Statements of Operations
  Three Months Ended September 30, 1998 and 1997	         4
  Nine  Months Ended September 30, 1998 and 1997	         5

Statements of Cash Flow
 Nine Months Ended September 30, 1998 and 1997	           6

Notes to Unaudited Financial Statements
 September 30, 1998	                                      7

Management's Discussion and Analysis of
Financial Condition and Results of Operations	           10

Part II
         Other Information

         Signatures	                                     14

J-BIRD MUSIC GROUP LTD.
BALANCE SHEET
SEPTEMBER 30,1998


ASSETS

Cash 	                                              $     2,677
Inventory	                                              314,463
Accounts receivable	                                     84,541
Loans receivable, shareholder	                           35,000
Recording advances	                                      39,165
Notes receivable	                                       500,000
Total Current assets	                                   975,846

Fixed assets, net	                                      138,916
Other assets	                                             2,279

Total assets	                                         1,117,041

LIABILITIES AND STOCKHOLDERS' EQUITY

Account payable and accrued expenses	               $   257,476
Accrued royalties 	                                      34,786
Note payable	                                            15,000
Total current liabilities	                              307,262

Due to shareholders and officers	                         7,330

Total Liabilities	                                      314,592

Stockholders' Equity
Common stock $.001 par value 25,000,000 shares
Authorized, 13,837,795 issued and outstanding	           13,837
Stock subscriptions receivable	                        (290,286)
Paid in capital	                                      5,634,199
Deficit	                                             (4,555,301)
	                                                       802,449

Total Liabilities and Equity	                       $ 1,117,041

J-BIRD MUSIC GROUP LTD.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30,1998 AND 1997


                                       	       1998 	         1997


Net sales	                                   $  298,010	     $   57,765

Cost of sales	                                  120,517	         41,248
                                                177,493	         16,517
Operating expenses:
Advertising and promotion	                       71,747	         44,657
Professional fees	                              132,065	              -
Amortization and depreciation                    	9,112	          6,658
Salaries	                                        88,036	         82,223
Administrative expenses	                         94,551	         33,790

   	                                            395,411	        167,328

Net (loss) before other income (expenses)	     (217,918)	      (150,811)
Other income (expense)
Financing fee-sale of discounted common stock   (92,500)              -

                                               	(92,500)	             -

Net loss	                                    $ (310,418)	    $ (150,811)

Net loss per common share	                   $    (0.02) 	   $    (0.03)

Weighted average common shares outstanding	  13,659,462	      4,403,570

J-BIRD MUSIC GROUP LTD.
STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


	                                                 1998 	          1997

Net sales	                                     $    561,436	   $  132,021

Cost of sales	                                      276,951	       97,885
                                                   	284,485	       34,136
Operating expenses:
Advertising and promotion	                          163,180	       95,692
Professional fees	                                  185,131	       58,599
Amortization and depreciation	                       27,375	       24,848
Salaries	                                           225,730	      161,289
Administrative expenses	                            206,028	      138,352

                                                   	807,444	      478,780

Net (loss) before other income (expenses)	         (522,959)	    (444,644)

Other income (expense):
Financing fee- sale of discounted common stock	  (1,052,500)	           -
Investment advisory fees	                          (525,000)	           -
Loss from disposition of assets	                   (173,000)            -
	                                                (1,750,500)	           -

Net loss	                                       $(2,273,459)	  $ (444,644)

Net loss per common share	                      $     (0.18)  	$    (0.11)

Weighted average common shares outstanding	      12,616,239	    4,156,746

J-BIRD MUSIC GROUP LTD.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,1998 AND 1997

                                                         	1998	       1997

Cash flows from (used in) operating activities
Adjustments to reconcile net (loss) to net cash from (used in) operating activities:

Net (loss)	                                          $ (2,273,459)	$ (444,644)
Amortization and depreciation	                             27,375	     21,209
Financing fee- sale of common stock at discount	        1,052,500	          -
Loss on sale of assets	                                   173,000	          -
(Increase) in accounts receivable	                        (74,446)	   (52,025)
(Increase) in inventory	                                 (260,697)	   (58,799)
Stock issued for services	                                614,350	     27,000
(Increase) in recording advances	                         (17,500)	   (17,105)
(Increase) other assets	                                        -	       (979)
Compensation expense (non cash)	                                - 	    90,000
(Decrease) increase in accounts payable	                  (40,900)	   230,894

Net cash (used in) operating activities	                 (799,777)	  (204,449)

Cash flows from (used in) investing activities
Purchase of fixed assets	                                 (34,806) 	  (75,356)
Net cash (used in) investing activities	                  (34,806)	   (75,356)

Cash flows from (used in) financing activities
Collection of stock subscriptions	                        730,810	          -
Collection of note receivable	                            205,000	          -
Stock issued for cash	                                          -	    205,000
Due from officers	                                              -	      5,000
Due to shareholder	                                       (23,550)	    48,630
Repayment of notes payable	                               (75,000)       (500)
Net cash from financing activities	                       837,260	    258,130

Net increase (decrease) in cash	                            2,677	    (21,675)

Cash, beginning of year	                                        -	     21,675
Cash, end of year	                                    $     2,677	  $       -

J- Bird Music Group LTD.
Notes to Unaudited Financial Statements September 30, 1998

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

On October 7, 1997, Caltron, Inc. entered into a stock purchase agreement with the shareholders of J-Bird Records, Inc. to purchase their shares of J-Bird Records, Inc. for the equivalent number of shares of Caltron Inc. The total number of shares exchanged in this transaction was 7,889,225 and was valued at $827,466. On October 8 1997, Caltron, Inc. changed its name to J-Bird Music Group LTD. J-Bird Records, Inc. is a wholly owned subsidiary of J-Bird Music Group LTD.

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-SB filed for the year ended December 31,1997.

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

The following table summarizes the unaudited pro forma results of operations of the Company for the three months and nine months ended September 30, 1997 assuming the acquisition of J-Bird Records, Inc. had occurred on January 1, 1997. The unaudited pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place on January 1, 1997 or of future results of operations.

                                	Nine months	               Three months
                          Ended September 30, 1997	   Ended September 30, 1997

Net sales	                     $    132,021	                $     57,765

Net (loss)	                    $ (3,205,202)	               $ (2,806,900)

Net (loss) per share	          $      (0.38)	               $      (0.32)

Weighted average shares	          8,538,971	                   8,785,795


Note 3. Disposition of Long Term Assets and Investments

Rhode Island Renal Institute

On May 3, 1996, the Caltron entered into an agreement with Rhode Island Renal Institute ("RIRI") and Brooks Porter ("Porter"). Under the agreement with Caltron, RIRI and Porter assigned to Caltron the right to manufacture and distribute a Renal Ozone Sterilization System ("ROSS") and any interests created by the development and investment agreement among Porter and RIRI.

In December 1997, the ROSS Corporation signed an agreement with the Company where the ROSS Corporation was going to buy the Company's interest in the ROSS project for $500,000. In connection with this transaction Caltron wrote down the value of its investment to $500,000 as of the date of acquisition.

In November 1998, the Company and the ROSS Corporation agreed to exchange 125,000 shares of the Company's stock owned by ROSS for the $500,000 note receivable. See note 5 to the financial statements.

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

On July 15, 1997, Caltron and AAT entered into a memorandum of understanding to terminate its relationship whereby AAT will pay Caltron $350,000 plus interest, not to exceed $500,000, by July 31, 1999. All shares of common stock of Caltron owned by AAT or Avnery were returned to the Company. In May 1998, the Company collected $205,000 for full settlement of the $350,000 note receivable from AAT.The difference has been recorded as a loss on disposition of assets in the nine months ended September 30, 1998.

Note 4. Common Stock

In the nine months ended September 30, 1998 the Company issued 2,250,000 shares of restricted common stock at prices below the fair market value of the stock. The Company has recorded a non-cash charge of $1,052,500 as "financing fees- sale of discounted stock" in connection with these sales. The Company has collected $730,810 of cash in the nine months ended September 30, 1998 with respect to the stock subscriptions. At September 30, 1998 $290,286 in subscriptions receivable were outstanding.

The Company issued 500,000 common shares valued at $525,000 to an investment banker in connection with an agreement for investment services. This was recorded as a non-cash charge to operations as investment advisory fees.

At September 30, 1998 warrants to purchase 87,140 shares of common stock exercisable through March 2002 at $.25 per share were outstanding.

At September 30, 1998 options to purchase 60,000 shares of stock at $1 per share were outstanding.

Note 5. Subsequent Event

In November 1998 the Company and the ROSS Corporation agreed to exchange 125,000 shares of the Company's stock owned by ROSS for the $500,000 note receivable in the accompanying financial statements. If the agreement is finalized the Company's assets and stockholders' equity would be decreased by $500,000 to $617,041 and $302,449 respectively.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of J-Bird Music Group LTD's, consolidated results of operations and financial condition for the nine months ended September 30, 1998. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

J-Bird derives its revenues from four principle sources: (i) sales of compact disks ("CDs") directly to the artists for resale to consumers, (ii) fees paid by artists to sign recording contracts, (iii) CD sales on the J-Bird Website; and (iv) retail CD sales.

J-Bird's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the nine months ended September 30, 1998 and the years ended December 31, 1996 and 1997.
The Company has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past during which time the Company had minimal revenues, are not meaningful indications of future performance. J-Bird incurred losses from continuing operations of $ 2,273,459 in the nine months ended September 30, 1998, $351,977 for the year ended December 31, 1996 and $1,929,865 for the year ended December 31, 1997.

In 1998 the Company signed a distribution agreement with Navarre Corporation which provides the Company with a national presence in approximately 52,000 traditional retail establishments. This agreement also provides the Company with a national sales force that has existing relationships with the major retail outlets in the country. As a start-up entity in 1997 the Company sold directly to retail markets with minimal results. In the second half of 1997 the Company was able to obtain two distribution agreements with regional distributors. This enabled the Company to establish a regional presence and provided credentials that assisted in signing the distribution agreement with Navarre Corporation.

The Company currently intends to increase substantially its operating expenses to (a) fund increased sales and marketing, enhance its existing website and to complete strategic relationships important to the success of the Company. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of music recordings, related merchandise, advertising and sponsorship programs to achieve or maintain profitability on a quarterly or annual basis in the future. The Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its business.


Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders. At September 30, 1998 , the Company had a cash balance of $2,677. The Company received $205,000 in May 1998 with respect to the $350,000 note receivable from AAT and recognized a loss of $145,000 on this transaction. The Company also received $730,810 in cash from the sale of restricted stock through subscription agreements. The stock has been sold at a discount to market resulting in a non-cash charge to earnings of $1,052,500. The amount due under stock subscriptions at September 30, 1998 was $290,286. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations.

While the Company has positive working capital at September 30, 1998 the $500,000 note receivable responsible for the positive working capital is in the process of being exchanged for the purchase of treasury stock. See Note 5.
to the financial statements.

The Company is currently pursuing long term financing for its operating activities and a potential acquisition. No source of financing has occurred to date and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations- Nine months ended September 30, 1998
compared to Nine months ended September 30,1997

	                                                        1998	        1997

Net Sales	                                             $561,436	    $132,021
Cost of Sales	                                         $276,951	    $ 97,885

In 1998 the Company signed a distribution agreement with Navarre Corporation which provides the Company with a national presence in approximately 52,000 traditional retail establishments. This agreement also provides the Company with a national sales force that has existing relationships with the major retail outlets in the country. As a start-up entity in 1997 the Company sold directly to retail markets with minimal results. In the second half of 1997 the Company was able to obtain two distribution agreements with regional distributors. This enabled the Company to establish a regional presence and provided credential that assisted in signing the distribution agreement with Navarre Corporation.

In addition to obtaining the distribution agreement with Navarre, sales increased due to the increased number of artists and bands signed by the Company in 1998, including two nationally recognized performers. These two artists accounted for approximately $290,000 of sales in 1998. Thirteen performers signed to agreements subsequent to September 30, 1997 had sales of approximately $130,000 in the nine months ended September 30, 1998. Sales also increased due to the development of the 1997 catalog. Five artists signed to agreements prior to September 30, 1997 have increased sales by $57,000 in 1998 compared to 1997.

The Company has 214 of artists under agreements at September 30, 1998 compared to 159 at September 30, 1997.

Cost of sales in 1998 has increased in accordance with the increase in sales. The cost of sales includes a web site fee of approximately $31,000 for 1997 and 1998. As a result the 1997 cost of sales percentage is significantly higher than the 1998 percentage.

                                                   	   1998	          1997

Advertising and Promotion Expenses	                  $163,180	      $ 95,692

The increase in advertising and promotion is due to the higher level of operations of the Company. The primary increase from 1997 to 1998 is due to an agreement with a advertising agency requiring monthly payments of $4,500.

Professional Fees                                    $185,131	      $ 58,599

The increase in professional fees is due to the higher level of legal, accounting and consulting fees of the Company. Include in professional fees in 1998 is a charge of approximately $51,000 to a recording artist for consulting services. Other consulting fees were approximately $60,000 greater than the 1997 levels.

Salaries 	                                           $225,730	      $161,289

The increase in salaries expense is due to the increased number of employees, six in 1998 compared to three in 1997 of the Company.

Financing Fee-Sale of Discounted Stock	            $1,052,500	      $  -0-

Financing fees related to the non cash charge for the purchase of restricted common stock at a discount to the market value of the stock.

Loss on Sale of Assets	                              $173,000	      $  -0-

Loss on sale of assets consists of $ 145,000 loss on the note receivable from ATT and the write down of $ 28,000 of other investments.

Administrative Expenses	                             $206,028	      $138,352

The increase in administrative expenses is due to the increased of operations of the Company. Rent expense increased in 1998 by approximately $21,000 compared to 1997. Printing and stationary, registration fees, insurance, postage and general office expenses increased by approximately $29,000. Travel and entertainment increased by approximately $35,000. These increases were offset by a decrease in commission expense of approximately $17,000 compared to 1997.

Investments Advisory Fees	                           $525,000	      $  -0-

Investment advisory fees increased due to an agreement with an investment banking firm entered into in 1998. 500,000 shares of common stock valued at $525,000 were issued in connection with this transaction.

Results of Operations- Nine months ended September 30, 1997
compared to nine months ended September 30,1996

A comparison of the 1997 results to the 1996 results is not meaningful as the Company did not begin operations until October 1996.

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

J-Bird Music Group LTD.
(Registrant)

Dated: November 19, 1998	                By: /s/John J. Barbieri
                                           					President