Form 10KSB
period 1998-12-31
J BIRD MUSIC GROUP LTD
filed 1999-04-16
CIK 1057550

U.S. SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                           FORM 10-KSB


[X]   Annual  report  pursuant to section  13  or  15(d)  of  the
Securities  Exchange  Act  of 1934  for  the  fiscal  year  ended
December 31, 1998, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange act of 1934 for the transition period from to


                  Commission File No.  0-23015


                     J-BIRD MUSIC GROUP LTD.
   (Name of Small Business Issuer as specified in its charter)

         Pennsylvania                       06-1411727
(State or Other Jurisdiction of           (IRS Employer
Incorporation or Organization)         Identification No.)

          396 Danbury Road, Wilton, Connecticut  06897
      (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number:  (203) 761-9393

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

                 Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.  [   ]

The issuer's revenues (consisting only of interest income) for its most recent fiscal year: $432,713.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on April 9, 1999, was $4,216,123.

As   of   December  31,  1998,  the  Registrant  had  outstanding
14,325,395 shares of Common Stock, par value $0.001.

Documents incorporated by reference:  None.

                        TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                     Page

Part I

1.   Description of Business                                    3

2.   Description of Properties                                  6

3.   Legal Proceedings                                          6

4.   Submission of Matters to a Vote of Security Holders        7

Part II

5.    Market  for  Common Equity and  Related  Stockholder      7
       Matters

6.    Management's  Discussion and Analysis  of  Financial      7
       Condition and Results of Operations

7.   Financial Statements                                       8

8.   Changes in and Disagreements with Accountants              8
      on Accounting and Financial Disclosure

Part III

9.   Directors, Executive Officers, Promoters and Control       8
      Persons;  Compliance  with  Section  16(a)  of  the
      Exchange Act

10.  Executive Compensation                                     9

11.  Security Ownership of Certain Beneficial Owners  and     10
      Management

12.  Certain Relationships and Related Transactions            12

13.  Exhibits and Reports on Form 8-K                          12





                FORWARD-LOOKING STATEMENT NOTICE

     When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                             PART I

                ITEM 1.  DESCRIPTION OF BUSINESS

General

     J-Bird Records, Inc.("J-Bird") is the first World Wide Web Recording Label TM. The Company was officially launched on November 1, 1996 to market, distribute and sell music via a new medium - the Internet. At its Website, located at http://www.j-birdrecords.com, the Company attracts and signs recording artists through its on-line office and promotes, markets and sells their recordings through its on-line record store.

     The Company's Website provides a comprehensive entertainment and information resource enabling users to search and sample music and artist information interactively through sound and graphics, including on-line "sound stations" for each artist and the J-Bird on-line "radio station". When an artist signs a recording contract with the Company, such artist's music is posted on the Company's Website in digital form for streaming either Real Audio TM or Windows Media Player. The Website contains a webpage for each of the Company's artists. Users who are interested in the music they sample may purchase it immediately on-line. Users can also obtain information on specific artists and related concert tours, music events and other promotions and read recent articles on the favorite J-Bird artists. J-Bird designs, produces and distributes CD's on-line and in the traditional retail chains around the country.
Artists, either new or established, who want more control over the production and distribution of their music, select and contract with J-Bird. J-Bird and the artists then share in the proceeds of the CD sales. By giving tens of millions of Internet users worldwide access to the music of these artists, J-Bird fills a niche not addressed by radio, music videos, and traditional music retailers.

     Each new artist who executes a Recording Contract with J-Bird is required to produce one compilation of music for J-Bird during the three-year term of the contract. Pursuant to the Recording Contract, J-Bird has the exclusive rights, in perpetuity, to manufacture, advertise, sell and distribute such compilation. In return, the artist receives a 12% royalty on the sales of all CDs produced. If the artist enters into a recording contract with another record label during the three-year term, J-Bird will receive a royalty of 2% of all sales for the first album produced by the artist with the new record label. The contract further requires the artist to purchase either 250 CDs for $1,000 or 1,000 CDs for $2,250, which the artist is entitled to sell for $10 each. J-Bird currently has 230 artists in its catalogue.

     J-Bird has chosen the Internet as its primary marketing vehicle because the Internet provides a low-cost method of providing, displaying and selling different styles and genres of music to a worldwide audience. The Internet also allows J-Bird to target sales to the largest music-buying population, the 15 to 24 age group, which also represents the highest concentration of Internet users. J-Bird's Website offers content-rich music genre sites for rock, pop, alternative, country, urban, rap, jazz, gospel, classical and world music, through the combination of audio, graphics, and text. J-Bird's genre and artist web pages allow users to target music and information based on personal interests. J-Bird believes that this approach provides a stimulating and entertaining on-line environment which establishes a community atmosphere and promotes consumer-driven product sales. J-Bird believes that the Company's business will greatly benefit from the growth of the Internet.

     The Company believes that on-line sales of recorded music will compliment the traditional retail channel and will expand overall music sales because of the on-line medium's ability to capitalize on the ongoing shift in demographics of music buyers; to reach a growing international consumer market and to offer the consumer easier access to a broad range of titles. J-Bird also believes that the ability to gather and process data resulting from customer purchases and usage will facilitate targeted promotional efforts in the highly segmented recorded music market. The Internet also provides access to international markets for recorded music which are growing faster than the U.S. market.

     In addition, the Company gathers important information about demographics and consumer preferences from users of its Website. This information permits the Company to target subsequent promotions to a particular customer group or geographic area. The Company believes that this practice will enable the Company to market its artists in an efficient, cost-effective manner by targeting the most likely buyers for such artists music. In the future, the Company expects to promote its artists through the use of its radio station and on-line "chat-rooms" intended to spark interest in a particular music genre or artist. The Company believes that its strategy of interactive sales on the Internet combined with targeted promotions will enable it to build a loyal customer base.

     Traditional record companies typically incur high promotional and other costs in the distribution of their music, providing a strong disincentive to sign unproven bands. J-Bird's low-cost approach of relying upon listeners' interests will allow the Company to compete on a cost-effective basis with other record companies. The Company feels that the use of its interactive Website, its on-line radio station, and its targeted advertising, promotion and distribution, creates a new medium for the music industry that permits it to reach music buyers throughout the world and that has the potential to shift the way music is marketed to consumers.

      In May 1998, the Company entered into a Download Agreement with AT&T Corp. Under the agreement the Company granted AT&T a license to use tracks of music produced by artists under contract with the Company, encode the tracks for delivery over the internet using AT&T's "a2b" media player, and promote the music tracks on AT&T's a2b music website. AT&T also made available through the Company's website the a2b media player for consumers to download so that they could retrieve and play encoded tracks. Consumers are charged an average price of $1.99 for each track retrieved, which is paid by credit card to AT&T. Under the Agreement, AT&T is entitled to retain the first $2,000 from music track purchases, and all subsequent purchases are divided equally between the Company and AT&T.

      In February 1999, the Company entered into a Web Events and Windows Media Technology Promotion Agreement with Microsoft Corporation. Under this Agreement, the Company is entitled to promote and make available the Windows Media Player through its website and distribute music tracks formatted for the Windows Media Player. Microsoft will make available through its "webevents" website a site link to the Company's website and a content summary of the music products available at the Company.

     In November 1997, J-Bird was approached by Navarre Corporation ("Navarre") with respect to a distribution arrangement. J-Bird entered into a three-year exclusive retail distribution Agreement with Navarre. Navarre, one of the leading independent distributors of music and interactive software, distributes to retail accounts throughout the nation, including, Tower Records, The Musicland Group (which includes Media Play, Sam Goody, Musicland and On-Cue), Blockbuster, Best Buy, Wherehouse, Camelot, HMV, Borders and Circuit City as well as all the leading One Stops. Under the Agreement, Navarre distributes J-Bird products nationally through its retail distribution relationships, and the Company receives a percentage of each product sold.

History

      On October 7, 1997, the Company entered into a Stock Purchase Agreement with the shareholders of J-Bird Records, Inc., to acquire their shares of J-Bird Records, Inc., for the equivalent number of shares of the Company. The total number of shares exchanged in this transaction was 4,480,000. On October 8, 1997, the Company changed its name to J-Bird Music Group LTD.

     On April 22, 1997, the Company entered into an Option Agreement with Feild Technologies,LLC ("FTL"), a company based in Bangor, Maine. Under this agreement, the Company assigned seven domestic and foreign valve patents held by the Company to FTL for a 5% equity position in FTL. In the event the Company does not receive distributions of at least $100,000 on or before December 31, 2000, it shall be entitled to increase its interest in FTL from 5% to 10%, and the other members' interests in FTL shall be reduced on a basis proportionate to their relative interests.

     On May 3, 1996, the Company entered into an agreement with Rhode Island Renal Institute ("RIRI") and Brooks Porter ("Porter"). RIRI and Porter entered into a Development and Investment Agreement ("D&I Agreement") and pursuant to the D&I
Agreement, RIRI agreed to provide financial support, clinical testing facilities and supplies to Porter to assist his development of the Renal Ozone Sterilization System ("ROSS"). Under the agreement with the Company, RIRI and Porter assigned to the Company the right to manufacture and distribute ROSS, and any other interests or rights created by the D&I Agreement between or among Porter and RIRI. In accordance with the agreement between the Company and RIRI, RIRI received 125,000 shares of restricted common stock of the Company. In December 1997, the ROSS
Corporation agreed to buy the Company's interest in the ROSS project for $500,000 represented by a promissory note due December 10, 1998. In connection with this transaction the
Company recognized a loss of $1,810,000. In November 1998, the Company settled the $500,000 payment obligation from ROSS Corporation in exchange for the return to the Company for cancellation of 125,000 shares of the Company's common stock.

     On June 14, 1996, the Company entered into an agreement with a company called Applied Advanced Technologies, Inc. ("AAT") and an individual named Tovi Avnery ("Avnery"), owners of an electron beam technology. Under this agreement, the Company advanced to AAT a total of $350,000. In return, the Company received 114,546 shares of common stock of AAT, representing 45% ownership in the company. Avnery also received 130,000 shares of restricted common stock of the Company. On July 15, 1997, the Company and AAT entered into a Memorandum of Understanding. In accordance with this Memorandum of Understanding, AAT was to pay to the Company $350,000 plus interest, not to exceed $500,000, by July 31, 1999. In September, 1997, the Company executed a Release and Assignment of Interest in AAT, to be held in escrow until the amount owed to the Company was paid in full. In May 1998, the Company and AAT settled the outstanding balance due the Company for $205,000 in cash and the return of 130,000 shares of the Company's common stock by Avnery, and the Company transferred all of its equity interest in AAT to Avnery.

Governmental Regulation

      There is no material government regulation of the Company's business.

Competition

       The Company competes for artists and recordings to distribute with national and regional recording and distributing companies, which have a competitive edge over the Company by virtue of their stronger management, promotional, and financial resources. The Company's strategy is to sign artists who are unable to obtain recording contracts with larger recording companies and acquire distributing rights to recordings that management believes will appeal to consumers interested in particular music genres. The recording products offered by the Company compete for consumers who have a wide selection of music choices within the same music genres offered by the Company. The Company also competes with other businesses that offer and sell recordings through the Internet. The Company will compete for consumer dollars on the basis of the types of music it selects for distribution and the marketing of its music selections through the Internet.

Employees

      The Company has 5 employees, consisting of 3 management employees and 2 marketing and office employees.
               ITEM 2.  DESCRIPTION OF PROPERTIES

      The Company's principal place of business is an office located at 396 Danbury Road, Wilton, Connecticut 06897. The office facility consists of approximately 1800 square feet and is being leased pursuant to a thirty-six month lease expiring in July, 2000 for a monthly lease payment of $2638.

                   ITEM 3.  LEGAL PROCEEDINGS

      The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders in the fourth quarter of 1998.

                            PART III

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The following table sets forth for the respective periods indicated the prices of the Company's Common Stock in the over-the-counter market, as reported and summarized by the OTC
Bulletin Board. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Calendar Quarter Ended     High Bid               Low Bid

March 31, 1997               $7.75                  $1.25
June 30, 1997                $3.25                 $0.5313
September 30, 1997           $2.00                 $0.5313
December 31, 1997            $1.875                $0.4063

March 31, 1998               $0.75                 $0.3125
June 30, 1998                $1.75                $0.28125
September 30, 1998          $1.59375               $0.5625
December 31, 1998            $1.25                 $0.5313

There  are approximately 153 shareholders of record, which figure
does   not  take  into  consideration  those  shareholders  whose certificates are held in the name of broker-dealers.

As of the date hereof, the Company has not paid or declared any cash dividends. The Company can give no assurance that it will generate future earnings from which cash dividends can be paid. Management has followed the policy of retaining any and all earnings to finance the development of the business. Such a policy is likely to be maintained as long as necessary to provide working capital for the Company's operations.

   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION
                    AND RESULTS OF OPERATIONS

Overview

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding the Company's consolidated results of operations and financial condition for the years ended December 31, 1998 and 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

     The  Company  derives  its  revenues  from  three  principle
sources:   (i)  sales of compact disks ("CDs")  directly  to  the
artists for resale to consumers; (ii) CD sales on the Company's website; and (iii) retail CD sales.

     The Company's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the years ended December 31, 1998 and 1997. The Company has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past, during which time the Company had minimal revenues, are not meaningful indications of future performance. The Company incurred losses from continuing operations of, $3,756,724 and $1,929,865 for the years ended December 31, 1998 and 1997.

      In 1997 the Company signed a distribution agreement with Navarre Corporation which provides the Company with a national presence in approximately 52,000 traditional retail establishments. This agreement also provides the Company with a national sales force that has existing relationships with the major retail outlets in the country. As a start-up entity in 1997 the Company sold directly to retail markets with minimal results. In the second half of 1997 the Company was able to obtain two distribution agreements with regional distributors. This enabled the Company to establish a regional presence and provided credentials that assisted in signing the distribution agreement with Navarre Corporation.

     The Company currently intends to increase substantially its operating expenses to (a) fund increased sales and marketing, enhance its existing website, and to complete strategic relationships important to the success of the Company. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations, and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of music recordings, related merchandise, advertising, and sponsorship programs to achieve or maintain profitability on a quarterly or annual basis in the future. The Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its business.

Liquidity and Capital Resources

       The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders. At December 1998, the Company had a cash balance of $2,205. In 1998 the Company received $775,000 in cash from the sale of stock through subscription agreements and collected $119,750 of the stock subscriptions outstanding at December
31,1997.   The amount due under stock subscriptions  at  December
31,  1998  was $250,000.  In 1998 the Company collected  $205,000 from a $ 350,000 note receivable that was outstanding at December 31,1998. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations. The Company is presently funding its operating deficit through a credit agreement with IMM International Inc. a shareholder of the company. The Company had borrowed $113,560 under this agreement as of December 31,1998 and borrowed an additional $191,000 subsequent to December 31,1998.

     The Company is currently pursuing long term financing for its operating activities. No source of financing has occurred to date and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

     In January 1999 the Company obtained a $100,000 line of credit with a commercial bank. The line of credit bears interest at 2% above the bank's prime rate. Certain officers and shareholders have personally guaranteed the debt. The Company has borrowed $100,000 as of March 31,1999 under the line of credit.

Results of Operations- year ended December 31, 1998 compared to year ended December 31, 1997

A  comparison  of  the 1998 results to the  1997  results  is  as follows
                                    1998                1997
                             -----------          ----------
Net Sales                       $432,713            $145,248
------------
Cost of Sales                   $238,658            $121,958

      Sales increased in 1998 over 1997 primarily as a result of the distribution agreement with Navarre. Sales also increased due to the increased number of artists and bands signed by the Company in 1998, including a nationally recognized performer. This artist accounted for approximately $240,000 of sales in 1998.

     The Company has 230 artists under agreements at December 31, 1998, compared to 183 at December 31, 1997.

     Cost of sales in 1998 has increased in accordance with the increase in sales. In 1997 cost of sales includes $31,000 of costs that relate to the start up of the Company when no sales took place. In addition, approximately $177,000 of inventory became obsolete when the Company changed its distribution network to Navarre. This was recorded as a separate category in the 1997 financial statements.

                                              1998                1997
                                       -----------         -----------
Advertising and Promotion Expenses        $440,864            $162,377
----------------------------------

      The increase in advertising and promotion is due to the higher level of operations of the Company. The primary increase from 1997 to 1998 is due to increased services with advertising agencies as a result of the growth in the number of artists.

Professional Fees
--------------------                       $92,371            $212,255

     The decrease in professional fees is due to the reduced level of legal and consulting fees by approximately $90,000.

Salaries                                  $362,829            $173,225
---------

     The increase in salaries is due to the increased number of employees, six in 1998 compared to three in 1997 of the Company.

Financing Fee-Sale of Discounted Stock  $1,277,500           $ 868,000
--------------------------------------

     Financing fees related to the non-cash charge for the purchase of restricted common stock at a discount to the market value of the stock.

Administrative Expenses                  $472,466            $264,329
-----------------------

     The increase in administrative expenses is due to the increased of operations of the Company. Rent expense increased in 1998 by approximately $32,000 compared to 1997. Printing and stationary, equipment rental, insurance, postage and general office supplies increased by approximately $100,000. Travel and entertainment increased by approximately $88,000.

Interest Expenses                          $4,260            $ 68,825
-----------------

     The decrease in interest expenses is due to the $65,000 relating to the value of warrants issued below fair market value of the stock in connection with a $30,000 working capital loan that was recorded as interest expense in 1997. The 1998 interest relates to the amounts due on the loan balance in 1998.

                  ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page F-1.

    ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with accountants in the past three years.

                            PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                            PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.


Name                Age  Positions                       Since

John J. Barbieri    34   President, CEO and Director      1997

Douglas G. McCaskey 43   Chairman and Director            1997

Hope D. Trowbridge  37   Secretary, Treasurer and         1991
                         Director

Asa L. Fish         32   Director                         1997

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

The following is information on the business experience of each director and officer.

JOHN J. BARBIERI, CEO, President and Director of the Company, earned a B.F.A. Degree from Paier College of Art in 1986. After graduating, Mr. Barbieri joined Polygram Records as a Senior Graphics Manager responsible for the print production and graphic production budgets as well as implementing domestic production on product. In May 1993, Mr. Barbieri joined Angel Records, a division of EMI Records Group, as Vice President of Creative and Production Services. Until June 1996, he was responsible for creative services production, operations and new technologies departments. Involved in creative direction, marketing and label management, Mr. Barbieri has help pioneer the new multi-media technology for CD PLUS and Enhanced CDs. He founded J-Bird Records, Inc. in July 1996, and serves as its CEO, President and Director as well as serving the same positions for J-Bird Music Group LTD as of October 7, 1997.

DOUGLAS G. McCASKEY, Chairman and Director of the Company. Mr. McCaskey is a graduate and MBA candidate of Babson College, where he earned a B.S./B.A. degree in Accounting/Finance in 1975. In November, 1975 he joined Readers Digest Association as a Field Manager. In January, 1982 he joined Shearson American Express as a Vice President of Investments. He went on to work as Vice President of Investments for Oppenheimer & Company and Drexel Burnham Lambert. Mr. McCaskey has over fifteen years of experience in the field of investments, as a retail and institutional broker as well as a Registered Investment Advisor. Mr. McCaskey left the securities industry in 1992, and since leaving has been a principal owner of several real estate projects and provided independent consulting services to businesses in the areas of business development and financing. From December 1996, to the present Mr. McCaskey has served as the President and a Director of Marcorp, Inc., an inactive publicly-held corporation with no assets.

HOPE D. TROWBRIDGE: Secretary, Treasurer and Director of J-Bird Music Group LTD since June 7, 1991, earned a B.S. Degree in Business, concentration marketing, from Skidmore College in 1983. Ms. Trowbridge was employed as an account executive from March, 1986 to November, 1992 at Drexel Burnham Lambert, Access Securities, Minotaur Securities and Harbor Financial, Inc. Registered Agent (Series 7 and 63) August, 1983. She left the securities industry in November 1992. From December 1992, to the present Ms Trowbridge has served as the Corporate Secretary and a Director of Marcorp, Inc., an inactive publicly-held corporation with no assets. She served as President of the Company from December 1996 to October 1997, and is currently the Secretary/Treasurer and a director and Secretary/Treasurer of the Company's subsidiary.

ASA L. FISH, has been a director of the Company since April 1997. He served as the Secretary from April 1997 until October 1997, and is presently Vice President and head of Investor Relations for the Company. For five years prior to his joining the
Company, he was a Nutrition Expert and Fitness Consultant for Gold's Gym.

Section 16(a) Filing Compliance

      Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. The Company believes none of its directors, officers, and beneficial owners of more than ten percent of the equity securities of the Company have filed any of the required reports since the Company became a reporting company in 1998.

                ITEM 10.  EXECUTIVE COMPENSATION

     In the year ended December 31,1997 the chief executive officer, John J. Barbieri received a salary of $31,250 prior to the date of the acquisition transaction between Caltron, Inc., and J-Bird Records, Inc., in October 1997. For the remainder of 1997 he did not receive a salary. In 1996 the Company did not pay a salary to its chief executive officer.

     For the year ending December 31, 1998, Mr. Barbieri was compensated at the rate of $120,000 per year for his services as President, which was deferred and not paid in 1998. There is no employment agreement with Mr. Barbieri or any other executive officer of the Company.

     There were no stock options granted or exercised to the executive officers in 1996, 1997 or 1998.

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

      The following table sets forth as of March 19, 1999, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and
(iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                   Common Shares   Percent of Class(2)

John J. Barbieri (1)               2,960,000       20.7
396 Danbury Road
Wilton, CT  06897

IMM International, Inc. (2)        1,300,000       9.1
#2 Springhill Road, Suite 17
Norwalk, CT  06851

Douglas G. McCaskey(1)(3)          681,000         4.8

Hope D. Trowbridge (1)(2)          255,000         1.8

Asa L. Fish (1)                    135,000         0.9

All Executive officers and         5,331,000       37.2
  Directors as a Group (4)

(1) These persons are all of the executive officers and directors of the Company.

(2)   Hope  D.  Trowbridge  is the sole  officer,  director,  and
shareholder   of  IMM  International,  Inc.   Accordingly,   Miss
Trowbridge has voting and investment control over these shares.

(3)   Includes  430,000  shares held by Mr.  McCaskey  through  a general  partnership  in  which he is  the  general  partner  and
principal  owner.   Accordingly,  Mr.  McCaskey  has  voting  and
investment control over these shares.

    ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In October 1998 the Company entered into a credit agreement with IMM International, Inc., ("IMM") a principal stockholder of the Company, whereby IMM will provide up to $500,000 in financing to the Company for working capital purposes. Hope Trowbridge, an officer and director, is the sole officer, director, and shareholder of IMM. The funding commitment under the agreement expired on March 31,1999. Amounts outstanding under this agreement bear interest at 8% and are due on June 30, 2000. At December 31,1998 the Company had borrowed $113,560 under this agreement. Subsequent to December 31, 1998 the Company borrowed an additional $191,000.

      In 1998 IMM purchased 2,000,000 shares of the Company's common stock for $525,000. Other non-affiliate shareholders purchased 750,000 shares of stock at prices ranging from $.25 to $.40 per share. The difference between the subscription price and the fair market value of the stock of $1,277,500 was recorded as a non-cash charge to operations. In 1998, IMM repaid $119,750 of amounts outstanding under stock subscriptions at December 31,1997. At December 31, 1998, $250,000 in stock subscriptions receivable were outstanding from IMM for 1,000,000 shares purchased at a discount to market in 1997.

                            ITEM 13.
                EXHIBITS AND REPORTS ON FORM 8-K

      The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

Exhibit   SEC    Title of Document                     Location
 No.      Ref.
          No.

  1      (3)(i)  Articles   of   Incorporation,    as  Fm 10-SB
                 amended (1)                           Page E-1

  2     (3)(ii)  By-Laws (1)                           Fm 10-SB
                                                       Page E-8

  3       (10)   Navarre   Corporation   Distribution  Fm 10-SB
                 Agreement (1)                           E-35

  4       (10)   AT&T  Download Agreement  dated  May    This
                 14, 1998                               Filing
                                                       Page E-1

  5       (10)   Assignment   Agreement   with   ROSS    This
                 Corporation dated                      Filing
                   December 10, 1997                   Page E-9

  6       (10)   Agreement  to  Discharge  Promissory    This
                 Note with ROSS Corporation dated       Filing
                 November 12, 1998                     Page E-11

  7       (10)   Credit     Agreement    with     IMM    This
                 International, Inc.,                   Filing
                 Dated October 1, 1998                 Page E-13

  8       (21)   Subsidiaries of the Registrant          This
                                                        Filing
                                                      Page E-31

  9       (27)   Financial Data Schedules (2)            Not
                                                      Applicable

(1) Exhibit No.'s 1 and 2 are incorporated herein by this reference to the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on December 21, 1998.

(2)  The  Financial Data Schedule for the year ended December 31,
     1998, is presented only in the electronic filing with the Securities and Exchange Commission.

FORM 8-K FILINGS

No reports on Form 8-K were filed in the last calendar quarter of 1998.
                           SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   J-BIRD MUSIC GROUP LTD.

Date:   April  15, 1999           By: /s/ John  J. Barbieri, President

      In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 1999            /s/ John J. Barbieri, Director


Dated: April 15, 1999            /s/ Douglas G. McCaskey, Director


Dated: April 15, 1999            /s/ Hope D. Trowbridge, Director


Dated: April 15, 1999            /s/ Asa L. Fish, Director


                     J-BIRD MUSIC GROUP LTD.
                      Financial Statements

                   December 31, 1998 and 1997

                            CONTENTS


Independent Auditors' Report                                  F-2

Balance Sheet                                                 F-3

Statements of Operations                                      F-4

Statements of Stockholders' Equity                            F-5

Statements of Cash Flows                                      F-8

Notes to the Financial Statements                            F-11



                     Schnitzer & Kondub P.C.
                  Certified Public Accountants
                      550 Mamaroneck Avenue
                    Harrison, New York 10528



INDEPENDENT AUDITORS' REPORT

Board  of Directors
J-Bird Music Group LTD.

We have audited the accompanying balance sheet of J-Bird Music Group LTD. as of December 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Company's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J-Bird Music Group LTD. as of December 31, 1998 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1. to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Schnitzer & Kondub P.C.
Harrison, New York

April 7,1999


                     J-BIRD MUSIC GROUP LTD.
                          BALANCE SHEET
                        DECEMBER 31, 1998


ASSETS                                                          1998

Cash                                                       $   2,005
Inventory                                                    198,474
Loans receivable, shareholder                                173,500
Recording advances                                            16,589

Total Current Assets                                         390,568

Fixed assets, net                                            128,502
Other assets                                                   7,279

Total Assets                                               $ 526,349

              LIABILITIES AND STOCKHOLDERS' EQUITY

Account payable and accrued expenses                       $ 412,708
Note payable                                                  15,000
Accrued royalties                                             75,806

Total Current Liabilities                                    503,514

Due to IMM International, Inc.                               113,560
Due to shareholders and officers                              30,330

Total Liabilities                                            647,404

Stockholders' Equity(Deficiency)
 Common stock $.001 par value 25,000,000 shares
 authorized, 14,325,395  issued and outstanding               14,325
Stock subscriptions receivable                              (250,000)
Paid in capital                                            6,161,186
Deficit                                                   (6,046,566)

                                                            (121,055)

Total Liabilities and Deficit                             $  526,349



See accompanying notes to financial statements


                     J-BIRD MUSIC GROUP LTD.
                    STATEMENTS OF OPERATIONS
             YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                1998           1997


Net sales                              $     432,713 $      145,248

Cost of sales                                238,658        121,958

                                             194,055         23,290
Operating expenses:
Advertising and promotion                    440,864        162,377
Professional fees                             92,371        212,255
Amortization and depreciation                 40,489         27,092
Salaries                                     362,829        173,225
Interest                                       4,260         68,825
Selling, general and administrative expenses 472,466        264,329

                                           1,413,279        908,103

Net (loss) before other  (expenses)       (1,219,224)      (884,813)

Other income (expense):
Loss from disposition of assets             (673,000)            -0-
Investment advisory fees                    (595,000)            -0-
Write down of inventory                          -0-       (177,052)
Financing fee- sale of discounted
  common stock                            (1,277,500)      (868,000)
                                          (2,545,500)    (1,045,052)

Net loss                                 $(3,764,724)   $(1,929,865)

Net loss per common share (basic
  and diluted)                           $     (0.29)   $     (0.35)

Weighted average common shares
  outstanding                             13,002,670      5,497,341








See accompanying notes to financial statements

                     J-BIRD MUSIC GROUP LTD.
                    STATEMENTS OF CASH FLOWS
             YEARS ENDED DECEMBER 31, 1998 AND 1997

Cash flows from (used in) operating activities
Adjustments to reconcile net (loss) to net cash
from (used in) operating activities:                 1998                 1997

Net (loss)                                   $  (3,764,724)      $  (1,929,865)
Loss on sale of assets                             673,000                  -0-
Amortization and depreciation                       40,489              27,092
Financing fee- sale of common stock at discount  1,277,500             868,000
Decrease (Increase) in accounts receivable          10,095              (8,143)
(Increase) in inventory                           (144,708)             (5,501)
Stock issued for services                          718,945              78,300
Decrease (increase) in recording advances            5,076             (21,665)
Decrease (increase) other assets                    (5,120)                 -0-
Compensation expense (non cash)                    120,000              88,750
Interest expense (non cash)                             -0-             65,000
Collection of note receivable                      205,000                  -0-
Notes payable                                           -0-             40,000
Increase in accrued royalties                       58,406              17,400
Increase in accounts payable                        51,292             199,526
Net cash (used in) operating activities           (754,749)           (581,106)

Cash flows from (used in) investing activities
Cash acquired in merger                                 -0-              2,448
Purchase of fixed assets                           (37,506)            (60,936)
Net cash (used in) investing activities            (37,506)            (58,488)

Cash flows from (used in) financing activities
Stock issued for cash                              775,000             553,820
Payment of stock subscription                      119,750                  -0-
Due from officer and shareholder                  (138,500)             13,719
Due to shareholders and officers                      (550)                380
Payments of notes payable                          (75,000)                 -0-
Proceeds from notes payable                             -0-             50,000
Due to IMM International Inc.                      113,560                  -0-
Net cash from financing activities                 794,260             617,919

Net increase (decrease) in cash                      2,005             (21,675)

Cash, beginning of year                                 -0-             21,675
Cash, end of year                                $   2,005           $      -0-

Supplemental cash flow information:
Cash paid for interest                           $   4,600           $      -0-

See accompanying notes to financial statements


                        J-BIRD MUSIC GROUP LTD.
            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
               YEARS ENDED DECEMBER 31, 1998 AND 1997

                             Common            Retained
                    Common   Stock   Paid-in   Earnings  Subscription
                    Shares   Amount  Capital  (Deficit)   Receivable    Total

BALANCE AT
January 1, 1997  4,000,000  $4,000  $429,000  $(351,977)   $      -   $ 81,123

Net loss                 -       -         - (1,929,865)          - (1,929,865)
Stock
 subscription
 receivable      1,629,000   1,629    368,121              (369,750)         -
Financing fee-
 sale of
 discounted
 common stock            -       -    868,000         -           -    868,000
Issuance of
 stock warrant
 for note payable        -       -     65,000         -           -     65,000
Fair value of
 employment
 services-non
 Compensated             -       -     88,750         -           -     88,750
Merger of J-Bird
 Music Group LTD 4,202,325   4,202    823,264         -           -    827,466
Stock issued
 for cash        1,074,570   1,074    552,746         -           -    553,820
Stock issued
 for services       80,000      80     78,220         -           -     78,300

BALANCE AT
 DECEMBER 31,
 1997           10,985,895  10,985  3,273,201 (2,281,842)  (369,750)   632,594

Net loss                 -       -          - (3,764,724)         - (3,764,724)
Payment of
 stock
 subscription            -       -          -          -    119,750    119,750-
Financing fee-
 sale of
 discounted
 common stock            -       -  1,277,500          -          -  1,277,500
Shares cancelled  (125,000)   (125)         -          -          -       (125)

Fair value of
 employment
 services-non
 compensated             -       -    120,000          -          -    120,000
Merger shares        5,000       5          -          -          -          5
Stock issued for
 cash            2,750,000   2,750    772,250          -          -    775,000
Stock issued for
 services          709,500     710    718,235          -          -    718,945

BALANCE AT
 DECEMBER 31,
 1998           14,325,395 $14,325 $6,161,186 $(6,046,566) $(250,000) $(121,055)



See accompanying notes to financial statements
                    J- Bird Music Group LTD.
           Notes to Consolidated Financial Statements
             Years Ended December  31, 1998 and 1997

Note 1.  Organization and Significant Accounting Policies

On October 7, 1997, Caltron, Inc. entered into a stock purchase agreement with the shareholders of J-Bird Records, Inc. to purchase their shares of J-Bird Records, Inc. for the equivalent number of shares of the Company. The total number of Caltron common shares issued to J-Bird Records, Inc. shareholders in this transaction was 4,480,000 and was valued at $827,466, the net assets of Caltron at date of acquisition. The number of shares issued represents approximately 107% of the outstanding
Caltron shares at October 7, 1997. The 4,000,000 shares received by the founding shareholders of J-Bird Records, Inc. in connection with the transaction have been shown as outstanding since the inception of J-Bird Records, Inc. This transaction is in substance a capital transaction, accompanied by a recapitalization and has been accounted for as a reverse merger with J-Bird Records, Inc. being the acquiring company for accounting purposes. Caltron, Inc. is the acquiring company for legal purposes. The financial statements include the operations of Caltron, Inc. since October 7, 1997, date of acquisition. No goodwill  was  recorded  in  this  transaction.  On  October  8,  1997
Caltron changed its name to J-Bird Music Group LTD (the "Company"). J-Bird Records, Inc. is a wholly owned subsidiary of J-Bird Music Group LTD.

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

The Company has experienced operating losses since its inception and has experienced significant cash flow problems. The Company is in the process of raising capital through various sources to fund its operations and has implemented certain operating strategies to obtain profitably.

Amounts shown in the consolidated financial statements differ from those previously reported to shareholders due to : a change in the accounting for the merger between Caltron and J-Bird Records Inc. with J-Bird Records Inc. being the acquiring company, recording the estimated fair value of officer compensation at no cost to the Company and accounting for the issuance of stock in certain subscription agreements at less than the fair market value of the stock . A reconciliation of sales and net income is as follows:
                                         1997           1996
Sales:
Sales as previously reported    $      13,226    $        -0-
Adjustments                           132,022          6,376

Restated                        $     145,248    $     6,376

Net loss:
Net loss as previously reported $  (3,147,701)   $  (473,310)
Adjustments                         1,217,836        121,333

Restated                        $  (1,929,865)   $  (351,977)

The    previously   issued   financial   statements   included   gross
goodwill   of   approximately  $2,206,000.  Goodwill  has   not   been
recognized in the restated financial statements.
Investments in affiliates

The  Company  accounts  for its investments  in  affiliates  by  using the equity method of accounting, under which the Company's share of earnings of these affiliates is reflected in the statement of operations. Investments acquired through the issuance of the Company's stock are recorded at an average of the most recent sales price of the stock at the date of acquisition.

Fixed Assets

Fixed assets are recorded at cost and are being depreciated over their estimated useful lives ( 5 to 15 years).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, J-Bird Records Inc. Material intercompany balances and transactions have been eliminated in consolidation.

Cash

For purposes of the statement of cash flows, the Company considers cash as cash held in operating accounts and all highly liquid investments with a maturity of three months or less to be cash equivalents.

Inventory

Inventory  of   $  194,474 and $ 53,766, in 1998 and  1997  stated  at
the lower of cost or market (first in, first out), consists of musical CDs.

Revenue Recognition

Revenue is recorded when CDs are shipped from its fulfillment center. The Company maintains its inventory at a fulfillment center, which provides the shipping to customers. Most sales are made with the right of return of unsold units. Estimated reserves for returns are established by management based upon historical and industry experience and the Company's product mix and are subject to the ongoing review and adjustment by the Company.

Recording Advances

Recording  advances  represent advances against  future  royalties  of certain recording artists. When anticipated sales appear to be insufficient to fully recover the advances, a provision against current operations is made for anticipated losses

Royalties

Royalties are accrued at an average 12% of an artist's sales. Mechanical royalties are estimated at approximately 50 cents per musical CD sold.

Officers' Compensation

In 1998 and 1997 the chief executive officer received $ -0-and $ 31,250 of cash compensation. The financial statements have been adjusted to include annual compensation of $120,000, to reflect the fair value of the services provided, as a charge to operations. Paid in capital has been increased, accordingly.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The Company has a net loss carry forward of approximately $6,000,000, which expires through 2013.

Earnings Per Share

  In  1997  the  Company  adopted Statement  of  Financial  Accounting
Standards No. 128, "Earnings per Share". Earnings per share are based on the weighted average number of shares outstanding. Common stock equivalents have not been considered as their effect would be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications and Restatements

In the previously issued financial statements the Company had accounted for the acquisition of J-Bird Records, Inc. using the purchase method of accounting with Caltron Inc. being the acquiring company. The accompany financial statements have been restated to reflect J-Bird Records, Inc. acquiring Caltron. In addition certain sales of stock to shareholders at a price below the market have been adjusted to reflect the difference between the subscription price and fair market value of the stock as a financing fee. The financial statements have also been adjusted to reflect the estimated fair value of services performed by the chief executive office at no cost to the Company.

Note 2. J-Bird Records Inc.

On October 7, 1997, Caltron, Inc. entered into a stock purchase agreement with the shareholders of J-Bird Records, Inc. to purchase their shares of J-Bird Records, Inc. for the equivalent number of shares of the Company. The total number of Caltron common shares issued to J-Bird Records, Inc. shareholders in this transaction was 4,480,000 and was valued at $827,466, the net assets of Caltron at date of acquisition. In 1997, 4,475,000 shares were issued and 5,000 shares were issued in 1998. The number of shares issued represents approximately 107% of the outstanding Caltron shares at October 7, 1997. The 4,000,000 shares received by the founding shareholders of J-Bird Records, Inc. in connection with this transaction has been shown as outstanding since the inception of J-Bird Records, Inc. This transaction is in substance a capital transaction, accompanied by a recapitalization and has been accounted for as a reverse merger with. J-Bird Records, Inc being the acquiring company for accounting purposes. Caltron, Inc. is the acquiring company for legal purposes.
The  financial  statements  include the operations  of  Caltron,  Inc.
since   October  7,  1997,  date  of  acquisition.  At  the  date   of
acquisition Caltron's gross assets were comprised primarily of two notes receivable valued at $850,000. No goodwill was recorded in this transaction.

The following table summarizes the unaudited pro forma results of operations of the Company for the year ended December 31, 1997 assuming the acquisition of Caltron, Inc. had occurred on January 1, 1997. The unaudited pro forma financial information presented is not necessarily indicative of the results of operations that would have occurred had the acquisition taken place on January 1, 1997 or of future results of operations.

Net Sales                   $    145,248

Net (Loss)                  $ (4,390,758)

Net (loss) per share        $       (.50)

Weighted average shares        8,784,010


Note 3. Disposition of Long Term Assets and Investments

Laminar Fluid Controls

On April 22, 1997, the Caltron entered into an option agreement with Field Technologies, LLC ("FTL"), a company based in Bangor, Maine. Under this Agreement, the Caltron merged its patents into FTL for a five percent (5%) equity position in FTL. FTL is an operating company run by the original inventor of the patented valve technology.

In accordance with Statement of Financial Accounting Standard 121
"Accounting for the Impairment of Long Lived Assets and for  Long
Lived Assets to be Disposed Of" no value was assigned to the patents at the date of acquisition.

Rhode Island Renal Institute

On May 3, 1996, the Caltron entered into an agreement with Rhode Island Renal Institute ("RIRI") and Brooks Porter ("Porter"). RIRI and Porter entered into a development and investment agreement and pursuant to this agreement, RIRI agreed to provide financial support, clinical testing facilities and supplies to Porter to assist his development of the Renal Ozone Sterilization System ("ROSS:"). Under the agreement with Caltron RIRI and Porter assigned to Caltron the right to manufacture and distribute ROSS and any interests created by the development and investment agreement among Porter and RIRI. In accordance with the agreement, RIRI received 125,000 shares of restricted common stock of Caltron.

In December 1997, the ROSS Corporation signed an agreement with the Company where the ROSS Corporation is going to buy the Company's interest in the ROSS Project for $500, 000. In connection with this transaction Caltron wrote down the value of its investment to $500,000 as of the date of acquisition October 7,1997. A $500,000 note receivable was recorded by the Company as of the date of acquisition.

In November 1998 the Company and the ROSS Corporation agreed to exchange 125,000 shares of the Company's stock owned by ROSS for the $500,000 note receivable in the accompanying financial statements. The Company has recorded this transaction as a $500,000 loss on disposition of assets in 1998. The shares have been recorded as treasury stock.

Applied Advanced Technology

On June 14, 1996, Caltron entered into an Agreement with Applied Advanced Technologies, Inc. ("AAT") and Tovi Avnery ("Avnery") to acquire an interest in AAT and for AAT to acquire an equity interest in Caltron Under the terms of this agreement, Caltron received an interest in the rights, title and interest in and to an electron beam technology. Under this Agreement, Caltron was to advance a total of $300,000 dollars to AAT. AAT received a total of $350,000. In return, the Company received 114,546 shares of common stock of AAT, representing 45% ownership in the company. Avnery also received 130,000 shares of restricted common stock of the Company.

On July 15, 1997, Caltron and AAT entered into a memorandum of understanding to terminate its relationship whereby AAT will pay Caltron $350,000 plus interest, not to exceed $500,000, by July 31, 1999. In September, 1997, Caltron executed a release and assignment of interest in AAT, to be held in escrow until said monies owed to Caltron have been paid in full. Caltron and AAT entered into a pledge agreement in favor of the Company, wherein AAT permitted the pledge of all issued and outstanding shares of capital stock of AAT, as well as its patent/patent pending in a certain electron beam accelerator, to secure AAT's obligation to make certain deferred payments to the Company under the $350,000 promissory note. AAT also executed a release and assignment of interest in Caltron. All shares of common stock of Caltron owned by AAT or Avnery are to be returned to Caltron and are not included in the outstanding shares of the Company at December 31, 1997.

In May of 1998 $205,000 was received for full settlement of the $350,000 note due from AAT. The difference of $145,000 was recorded as a loss on disposal of assets in the 1998. All shares issued in this transaction have been returned to the original issuing parties. The Company's shares have been recorded as treasury stock.

Note 4. Related Party Transactions

In October 1998 the Company entered into a credit agreement with IMM International, Inc., ("IMM") a company that owns approximately 50% of the outstanding shares of the Company, whereby IMM will provide up to $500,000 in financing to the Company for working capital purposes. The agreement expired on March 31,1999. Amounts outstanding under this agreement bear interest at 8% and are due on June 30,2000. At December 31,1998 the Company had borrowed $113,560 under this agreement. Subsequent to December 31,1998 the Company borrowed an additional $ 191,000 under the credit agreement .

In April and July of 1997, an officer of Caltron entered into stock subscription agreements with Caltron, Inc. to purchase 135,000 shares of stock at $.10 per share. The difference between the subscription price and the fair market value of the stock, $562,800, was recorded as consulting fees prior to the merger with J Bird Records Inc.

In July of 1997, a shareholder of Caltron entered into a stock subscription agreement with Caltron, Inc. to purchase 250,000 shares of stock at $.10 per share. The difference between the subscription price and the fair market value of the stock, $347,500, was recorded as financing fees prior to the merger with J-Bird Records Inc.

In December of 1997, certain shareholders of the Company entered into stock subscription agreements with the Company, to purchase 2,000,000 shares of stock at $.25 per share. The difference between the subscription price and the fair market value of the stock, $868,000 was recorded as a non-cash charge to operations, "financing fee-sale of discounted stock".

In 1998, certain shareholders of the Company entered into stock subscription agreements with the Company, to purchase 2,750,000 shares of stock at prices ranging from $.25 to $.40 per share. The difference between the subscription price and the fair market value of the stock, $1,277,500 was recorded as a non-cash charge to operations, "financing fee-sale of discounted stock". IMM purchased 2,000,000 shares for $525,000 in 1998 and repaid $119,750 of amounts outstanding under stock subscriptions at December 31,1997. At December 31, 1998, $250,000 in stock subscriptions receivable were outstanding from IMM who had purchased the stock at a discount to market in 1997.

Note 5. Downloading Agreement

In 1998 the Company and a2b Music, a subsidiary of AT&T, entered into an agreement whereby certain J-Bird artists would have single musical productions available to be downloaded from a J-Bird and a2B Music co - branded web site( that is hosted and promoted as part of the a2b Music web site). The agreement allows for approximately 15 musical titles from the J-Bird catalog to be added to the web site each calendar quarter .The charge to consumers for downloading the music is $1.99 per song track. A2b is responsible for collecting the fees and maintaining the web site. Revenues will be shared equally after a2b recovers its cost
for  developing  the web site not to exceed  $2,000.   J-Bird  is
responsible to pay its artists 12% of its revenue share as a royalty fee and $.071 on each download as part of the mechanical license. Certain artists such as Billy Squier share equally the J-
Bird  revue  as  a  royalty fee. There was no revenue   or  costs
associated with this agreement in 1998.

Note 6.  Fixed Assets

Fixed assets consist of:

Computer equipment and software                       $   171,265
 Leasehold improvement                                      8,571
 Furniture and fixtures                                    22,836

                                                          202,672
 Accumulated depreciation                                 (74,170)


                                                       $  128,502

=======
Note 7.  Note Payable

The amount due at December 31, 1998 consist of a $15,000 note payable to an individual, bearing interest at the prime rate to provide the Company working capital.

In connection with the loan described above, warrants to purchase 2% of the J Bird Records Inc. outstanding common stock prior to a merger or acquisition were issued. The warrants are exercisable through March 2002 at $.25 per share. The number of warrants to be issued is 87,140 based upon the merger with Caltron Inc. The difference between the exercise price of the warrants and the fair market value of the stock at the date of the loan, $65,000, was recorded as interest expense in 1997.

Note 8. Common Stock

In 1998, the Company entered into investment advisory agreements with two firms to assist the Company in raising capital. The firms were issued 600,000 shares for their services. The Company recorded a charge to operations for $ 595,000 in connection with these agreements. The value of the stock issued was based upon the current market price of the stock at the date the agreements ere entered into.

At December 31, 1998, warrants to purchase 87,140 shares of common stock exercisable through March 2002 at $.25 per share were outstanding. See note

At December 31, 1998, options to purchase $260,000 shares of stock at $1 per share exercisable through 2002 were outstanding.
No expense was recorded as the option price exceeded the market price of the Company's stock at date of grant.

An original J-Bird records Inc. stockholder was granted an option to purchase shares, under the same terms of future subscription agreements for stock to be issued under fair market value, to maintain a 2.3 % ownership percentage of the Company. No options have been exercised under this agreement. Approximately 30,000 shares may be issued upon exercise of the option.

Note 9.  Commitments and Contingencies

(a)  Leases

The Company has an operating lease agreements for an office condominium. Aggregate annual minimum future rental payments under the leases are $31,650, in 1999 and $ 18,466 in 2000. The Company has an option to purchase the office condominium for $379,800 at the end of the lease. Fifty percent of the aggregate lease payments would be applied to the purchase price. Rent expense was approximately $ 31,000 and $ 8,000 in 1998 and 1997, respectively.

(b)  Operating  Agreements

The Company has a one year agreement with a public relations firm that requires monthly payments of $4,500 in 1999.

(c) Common Stock

During the years ended December 31, 1998 and 1997, the Company issued shares of its common stock. These shares were not registered under the Securities Act of 1933 based on the exemption from registration thereunder provided by section 4 (2), thereof for offerings not involving a public offering.

Note 9.  Subsequent Events

In January 1999 the Company obtained a $100,000 line of credit with a commercial bank. The line of bears interest at 2% above the bank's prime rate. Certain officers and shareholders have personally guaranteed the debt. The Company has borrowed $100,000 as of March 31,1999 under the line of credit.