Form 10QSB
period 1999-03-31
J BIRD MUSIC GROUP LTD
filed 1999-06-01
CIK 1057550

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                           FORM 10 - QSB
            QUARTERLY REPORT UNDER REGULATION SB OF THE
                 SECURITIES EXCHANGE ACTS OF 1934

For the Quarter Ended                              Commission File Number:
March 31, 1999                                     0-24449


                      J-BIRD MUSIC GROUP LTD.
      (Exact Name of Registrant as specified in its charter)

         Pennsylvania                              06-1411727
  (State or other jurisdiction                    (IRS Employer
of incorporation or organization)             Identification Number)


            396 Danbury Road Wilton, Connecticut  06897
      (Address and zip code of principal executive officers)

                          (203) 761-9393
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to the filing requirements for at least the past 90 days. YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Number of shares Outstanding       Class               Date

14,425,395                     Common Stock         May 27, 1999
                             $.001 par value

                      J-BIRD MUSIC GROUP LTD.
                               Index


PART I FINANCIAL INFORMATION

Balance sheet March 31, 1999                               3

Statements of Operations
  Three Months Ended March 31, 1999 and 1998               4

Statements of Cash Flow
  Three Months Ended March 31, 1999 and 1998               5

Notes to Unaudited Financial Statements
  March 31, 1999                                           6

Management's Discussion and Analysis of
Financial Condition and Results of Operations              9


Part II
         Other Information                                13

         Signatures                                       13

                      J-BIRD MUSIC GROUP LTD.
                           BALANCE SHEET
                          MARCH 31, 1999


ASSETS

Cash                                             $         -0-
Inventory                                              201,424
Accounts receivable                                     60,824
Loans receivable, shareholder                          182,000
Recording advances                                      16,589
Total Current assets                                   460,837

Fixed assets, net                                      128,270
Other assets                                             7,279

Total assets                                     $     596,386

LIABILITIES AND STOCKHOLDERS' EQUITY

Account payable and accrued expenses             $     184,431
Bank overdraft                                          48,452
Accrued royalties                                      129,461
Notes payable                                          115,000
Total current liabilities                              477,344

Due to shareholders and officers                        30,330
Due to IMM International, Inc.                          57,660

Total Liabilities                                      565,334

Stockholders' Equity
Common stock $.001 par value 25,000,000 shares
Authorized, 14,325,395 issued and outstanding           14,325
Paid in capital                                      6,161,186
Deficit                                             (6,144,459)
                                                        31,052

Total Liabilities and Equity                     $     596,386

                      J-BIRD MUSIC GROUP LTD.
                     STATEMENTS OF OPERATIONS
             THREE MONTHS ENDED MARCH 31,1999 AND 1998


                                                   1999           1998

Net sales                                      $  297,139      $  116,445

Cost of sales                                     161,262          70,055
                                                  135,877          46,390
Operating expenses:
Advertising and promotion                          66,397          51,164
Professional fees                                  27,313          37,066
Amortization and depreciation                       9,132           9,231
Salaries                                           67,780          51,700
Administrative expenses                            63,148          50,927

                                                  233,770         200,088

Net (loss) before other income (expenses)         (97,893)       (153,698)
Other income (expense):
Loss from disposition of assets                       -0-        (173,000)

                                                      -0-        (173,000)

Net loss                                       $  (97,893)    $  (326,698)

Net loss per common share                      $    (0.01)    $     (0.03)

Weighted average common shares outstanding     14,325,395      10,994,795

                      J-BIRD MUSIC GROUP LTD.
                     STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                                       1999           1998

Cash flows from (used in) operating activities
Adjustments to reconcile net (loss) to net cash from (used in) operating activities:

Net (loss)                                         $ ( 97,893)    $ (326,698)
Amortization and depreciation                           9,132          9,231
Loss on sale of assets                                    -0-        173,000
(Increase) in accounts receivable                    ( 60,824)      ( 96,561)
(Increase) in inventory                              (  2,950)      (210,219)
Increase in accrued royalties                          53,655            -0-
(Decrease) increase in accounts payable              (228,277)       301,206

Net cash (used in) operating activities              (327,157)      (150,041)

Cash flows from (used in) investing activities
Purchase of fixed assets                             (  8,900)             -
Net cash (used in) investing activities              (  8,900)             -

Cash flows from (used in) financing activities
Collection of stock subscriptions                     250,000        156,510
Bank overdraft                                         48,452            -0-
Due from officer and shareholder                     (  8,500)      (    550)
(Decrease) in due to IMM                             ( 55,900)           -0-
Increase (decrease) in note payable                   100,000       (  4,000)
Net cash from financing activities                    334,052        151,960

Net (decrease) increase in cash                      (  2,005)         1,919

Cash, beginning of period                               2,005              -
Cash, end of period                                $      -0-     $    1,919

J- Bird Music Group LTD.
Notes to Unaudited Financial Statements March 31, 1999

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

On  October  7,  1997,  Caltron, Inc.  entered  a  stock  purchase agreement with the shareholders of J-Bird Records, Inc. to purchase their shares of J-Bird Records, Inc. for the equivalent number of shares of the Company. The total number of Caltron common shares issued to J-Bird Records, Inc. shareholders in this transaction was 4,480,000 and was valued at $827,466, the net assets of Caltron at date of acquisition. The number of shares issued represents approximately 107% of the outstanding Caltron shares at October 7, 1997. The 4,000,000 shares received by the founding shareholders of J-Bird Records, Inc. in connection with the transaction have been shown as outstanding since the inception of J-Bird Records, Inc. This transaction is in substance a capital transaction, accompanied by a recapitalization and has been accounted for as a reverse merger with J-Bird Records, Inc. being the acquiring company for accounting purposes. Caltron, Inc. is the acquiring company for legal purposes. The financial statements include the operations of Caltron, Inc. since October 7, 1997, date of acquisition. No goodwill was recorded in this transaction. On October 8, 1997, Caltron changed its name to J-Bird Music Group LTD (the "Company"). J-Bird Records, Inc. is a wholly owned subsidiary of J-Bird Music Group LTD.

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-SB filed for the year ended December 31,1998.

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

In December 1997, the ROSS Corporation signed an agreement with the Company where the ROSS Corporation is going to buy the Company's interest in the ROSS Project for $500, 000. In connection with this transaction Caltron wrote down the value of its investment to $500,000 as of the date of acquisition October 7,1997. The Company as of the date of acquisition recorded a $500,000 note receivable.

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

On July 15, 1997, Caltron and AAT entered into a memorandum of understanding to terminate its relationship whereby AAT will pay Caltron $350,000 plus interest, not to exceed $500,000, by July 31, 1999. In September 1997, Caltron executed a release and assignment of interest in AAT; to be held in escrow until said monies owed to Caltron have been paid in full. Caltron and AAT entered into a pledge agreement in favor of the Company, wherein AAT permitted the pledge of all issued and outstanding shares of capital stock of AAT, as well as its patent/patent pending in a certain electron beam accelerator, to secure AAT's obligation to make certain deferred payments to the Company under the $350,000 promissory note. AAT also executed a release and assignment of interest in Caltron. All shares of common stock of Caltron owned by AAT or Avnery are to be returned to Caltron and are not included in the outstanding shares of the Company at December 31, 1997.

In May of 1998, $205,000 was received for full settlement of the $350,000 note due from AAT. The difference of $145,000 was recorded as a loss on disposal of assets in the 1998. All shares issued in this transaction have been returned to the original issuing parties. The Company's shares have been recorded as treasury stock.

Note 3 Related Party Transactions

In October 1998 the Company entered into a credit agreement with IMM International, Inc., a shareholder of the company., whereby IMM will provide up to $500,000 in financing to the Company for working capital purposes. The agreement expired on March 31,1999. Amounts outstanding under this agreement bear interest at 8% and are due on June 30,2000. At March 31, 1999, the Company had borrowed $57,760 under this agreement.

Note 4. Common Stock

At March 31, 1999 warrants to purchase 87,140 shares of common stock exercisable through March 2002 at $.25 per share were outstanding.

At March 31, 1999, options to purchase $60,000 shares of stock exercisable through March 2003 at $1 per share were outstanding.

An original J-Bird records Inc. stockholder was granted an option to purchase shares, under the same terms of future subscription agreements for stock to be issued under fair market value, to maintain a 2.3 % ownership percentage of the Company. No options have been exercised under this agreement. Approximately 30,000 shares may be issued upon exercise of the option.

              Management's Discussion and Analysis of
           Financial Condition and Results of Operations

Overview
-----------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of J-Bird Music Group LTD's, consolidated results of operations and financial condition for the three months ended March 31, 1999. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

J-Bird derives its revenues from three principle sources: (i) sales of compact disks ("CDs") directly to the artists for resale to consumers, (ii) CD sales on the J-Bird Website; and (iii) retail CD sales.

J-Bird's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the three months ended March 31,1999 and the years ended December 31, 1998 and 1997. The Company has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past during which time the Company had minimal revenues, are not meaningful indications of future performance. J-Bird incurred losses from continuing operations of $ 97,893 in the three months ended March 31,1999, $3,756,724 for the year ended December 31, 1998 and $1,929,865 for the year ended December 31, 1997.

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


Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders and a bank. At March 31,1999, the Company had a bank overdraft of

$48,452. The Company collected $250,000 of the subscription agreements that were outstanding at December 31, 1998. The Company borrowed $100,000 under its line of credit agreement with a bank. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations. In addition to the bank loan, the Company is presently funding its operating deficit through a credit agreement with IMM International Inc. a shareholder of the company. The Company had borrowed $ 57,660 under this agreement as of March 31,1999.

The Company is currently pursuing long term financing for its operating activities and a potential acquisition. No source of financing has occurred to date and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations- Three months ended March 31, 1999 compared to three months ended March 31, 1998

                                    1999                1998
                             -----------          ----------
Net Sales                       $297,139            $116,445
------------
Cost of Sales                   $161,262             $70,055

---------------

In addition to obtaining the distribution agreement with Navarre 1999, sales increased due to the increasing number of artists and bands signed by the Company including three nationally recognized performers. The Company has 252 artists under agreements at March 31, 1999 compared to 230 at March 31, 1998.

Cost of sales in 1999 has increased in accordance with the increase in sales.

                                           1999                1998
                                   ------------         -----------
Advertising and Promotion Expenses      $66,397             $51,164
--------------------------------------------

The increase in advertising and promotion is due to the higher level of operations of the Company.

Professional Fees                       $27,313             $37,066
----------------

The decrease in professional fees is due to the lower level of legal and consulting fees of the Company.

                                    1999                1998
                                 -------             -------
Salaries                         $67,780             $51,700
---------

The increase in salaries expense is due to the increased number of employees, six in 1999 compared to five in 1998 of the Company.


Loss on Sale of Assets              $-0-            $173,000
----------------------
Loss on sale of assets consists of $ 145,000 loss on the note receivable from ATT and the write down of $ 28,000 of other investments.

Administrative Expenses          $63,148             $50,927
-----------------------

The increase in administrative expenses is due to the increased of operations of the Company. Printing and stationary, registration fees, insurance, postage and general office expenses increased by approximately $4,000. Travel and entertainment increased by approximately $9,000.


Results of Operations- Three months ended March 31, 1999 compared to three months ended March 31, 1998

                                    1999                1998
                             -----------          ----------
Net Sales                       $297,139            $116,445
------------
Cost of Sales                   $161,262            $ 70,055

---------------

 In 1998, the Company signed a distribution agreement with Navarre Corporation, which provides the Company with a national presence in approximately 52,000 traditional retail establishments. This agreement also provides the Company with a national sales force that has existing relationships with the major retail outlets in the country. As a start-up entity in 1997, the Company sold directly to retail markets with minimal results. In the second half of 1997, the Company was able to obtain two distribution agreements with regional distributors. This enabled the Company to establish a regional presence and provided credentials that assisted in signing the distribution agreement with Navarre Corporation, which accounts for the increase in sales.

The Company has 230 artists under agreements at March 31, 1999.

Cost of sales in 1999 has increased in accordance with the increase in sales.

                                             1998                1997
                                     ------------         -----------
Advertising and Promotion Expenses        $66,397             $51,164
----------------------------------

The increase in advertising and promotion is due to the higher level of operations of the Company.

Professional Fees
-----------------                         $27,313             $37,066

The decrease in professional fees is due to the lower level of legal, accounting and consulting fees of the Company.

Salaries                                  $67,780             $51,700
---------

The increase in salaries expense is due to the increased wages paid in 1999.

Loss on Sale of Assets                   $    -0-            $173,000
----------------------
Loss on sale of assets consists of $ 145,000 loss on the note receivable from ATT and the write down of $ 28,000 of other investments.

Administrative Expenses                  $63,148             $50,927
------------------------------

The increase in administrative expenses is due to the increased operations of the Company.

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

                                        J-Bird Music Group LTD.
                                        (Registrant)

Dated: May 27, 1999                     By: /s/ John J. Barbieri
                                        President