Form 10QSB
period 1999-06-30
J BIRD MUSIC GROUP LTD
filed 1999-08-19
CIK 1057550

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549
                            FORM 10 - QSB
             QUARTERLY REPORT UNDER REGULATION SB OF THE
                   SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended                        Commission File Number:
     June 30, 1999                                   0-24449
 -----------------------                      -------------------------

                       J-BIRD MUSIC GROUP LTD.
       (Exact Name of Registrant as specified in its charter)

         Pennsylvania                           06-1411727
        --------------                         ------------

     (State or other jurisdiction               (IRS Employer
      of incorporation or organization)          Identification Number)



             396 Danbury Road Wilton, Connecticut  06897
        -----------------------------------------------------
       (Address and zip code of principal executive officers)

                           (203) 761-9393
                         ------------------
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                    YES  X                  NO

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

  Number of shares Outstanding          Class                 Date
  ----------------------------          -----                 ----
          19,395,895                 Common Stock         August 2, 1999
                                     $.001 par value

                       J-BIRD MUSIC GROUP LTD.
                                Index


PART I FINANCIAL INFORMATION

Balance sheet June 30 , 1999                               3

Statements of Operations
  Three Months Ended June 30, 1999 and 1998                4
  Six  Months Ended June 30, 1999 and 1998                 5

Statements of Cash Flow
  Six Months Ended June 30 , 1999 and 1998                 6

Notes to Unaudited Financial Statements
  June 30, 1999                                            7

Management's Discussion and Analysis of
Financial Condition and Results of Operations             11


Part II
         Other Information

         Signatures                                       15

                       J-BIRD MUSIC GROUP LTD.
                            BALANCE SHEET
                            JUNE 30,1999


ASSETS

Cash                                               $    7,034
Inventory                                             197,173
Loans receivable, shareholder                         182,000
Recording advances                                     16,589
Total Current assets                                  402,796

Fixed assets, net                                     119,128
Other assets                                           7 ,279

Total assets                                       $   529,203

LIABILITIES AND STOCKHOLDERS' EQUITY

Account payable and accrued expenses               $   208,322
Accrued royalties                                      142,507
Notes payable                                          100,000
Total current liabilities                              450,829

Due to IMM International, Inc.                          92,648
Due to shareholders and officers                        30,330

Total Liabilities                                      573,807

Stockholders' Equity
Common stock $.001 par value 25,000,000 shares
authorized, 18,655,895 issued and outstanding           18,656
Stock subscriptions receivable                        (711,000)
Paid in capital                                      7,865,755
Deficit                                             (7,218,015)
                                                       (44,604)

Total Liabilities and Equity                       $   529,203

                       J-BIRD MUSIC GROUP LTD.
                      STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED JUNE 30,1999 AND 1998


                                            1999           1998
                                           ------         ------

Net sales                             $    70,230    $   146,981

Cost of sales                              87,214         86,379
                                          (16,984)        60,602
Operating expenses:
Advertising and promotion                   5,137         40,269
Professional fees                         189,237         16,000
Amortization and depreciation               9,142          9,032
Salaries                                   82,734         85,994
Administrative expenses                    31,022         60,650
Interest expense                            2,900              0

                                          320,172        211,945

Net (loss) before other
   income (expenses)                     (337,156)      (151,343)

Other income (expense):
Financing fee-sale of
   discounted common stock               (356,400)      (960,000)
Investment advisory fees                 (380,000)      (525,000)
                                         (736,400)    (1,485,000)


Net loss                             $ (1,073,556)  $ (1,636,343)

Net loss per common share            $      (0.07)  $      (0.12)

Weighted average common
   shares outstanding                  15,861,562     13,194,462

                       J-BIRD MUSIC GROUP LTD.
                      STATEMENTS OF OPERATIONS
               SIX MONTHS ENDED JUNE 30,1999 AND 1998



                                          1999           1998
                                        --------       --------

Net sales                            $   367,369    $   263,426

Cost of sales                            248,476        156,434
                                         118,893        106,992
Operating expenses:
Advertising and promotion                 71,534         91,433
Professional fees                        216,550         53,066
Amortization and depreciation             18,274         18,263
Salaries                                 150,514        137,694
Administrative expenses                   92,170        111,577
Interest expense                           4,900              0
                                         553,942        412,033

Net (loss) before other
   income (expenses)                    (435,049)      (305,041)

Other income (expense):
Financing fee-sale of
   discounted common stock              (356,400)      (960,000)
Investment advisory fees                (380,000)      (525,000)
Loss from disposition of assets                0       (173,000)
                                        (736,400)    (1,658,000)

Net loss                             $(1,171,449)   $(1,963,041)

Net loss per common share            $     (0.08)   $     (0.16)

Weighted average common
   shares outstanding                 15,093,478     12,094,628

                       J-BIRD MUSIC GROUP LTD.
                      STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED JUNE 30,1999 AND 1998

                                                    1999           1998
                                                  --------       --------
Cash flows from (used in) operating activities
Adjustments to reconcile net (loss) to net cash from (used in) operating activities:

Net (loss)                                     $(1,171,449)    $(1,963,041)
Amortization and depreciation                       18,274          18,263
Financing fee-sale of common stock at discount     356,400         960,000
Loss on sale of assets                                   0         173,000
(Increase) in accounts receivable                        0          (1,201)
Decrease(increase) in inventory                      1,301        (320,835)
Stock issued for services                          551,500         549,150
Increase accrued royalties                          66,701               -
(Decrease)increase in accounts payable            (204,386)         61,805
Net cash (used in) operating activities           (381,659)       (522,859)

Cash flows from (used in) investing activities
Purchase of fixed assets                            (8,900)              -
Net cash (used in) investing activities             (8,900)              -

Cash flows from (used in) financing activities
Stock issued for cash                                75,000              -
Collection of stock subscriptions                   250,000        381,810
Collection of note receivable                             -        205,000
Due from IMM                                        (20,912)             -
Due to shareholder                                        -        (23,550)
Loan receivable shareholder                          (8,500)             -
Increase in note payable                            100,000              -
Repayment of notes payable                                -        (40,000)
Net cash from financing activities                  395,588        523,260

Net increase  in cash                                 5,029            401

Cash, beginning of year                               2,005              -
Cash, end of year                               $     7,034    $       401

Supplemental cash flow information:
Cash paid for interest                          $     4,900              -
Stock issued for liabilities                    $    15,000              -

J- Bird Music Group LTD.
Notes to Unaudited Financial Statements June 30, 1999


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

In May of 1998 $205,000 was received for full settlement of the $350,000 note due from AAT. The difference of $145,000 was recorded as a loss on disposal of assets in 1998. All shares issued in this transaction have been returned to the original issuing parties. The Company's shares have been recorded as treasury stock.


Note 3. Related Party Transactions

In October 1998 the Company entered into a credit agreement with IMM International, Inc., ("IMM") a shareholder of the Company, whereby IMM will provide up to $500,000 in financing to the Company for working capital purposes. The agreement expired on March 31,1999 and was extended to December 31, 2001 Amounts outstanding under this agreement bear interest at 8% and are due on June 30, 2000. At June 30,1999 the Company had borrowed $92,648 under this agreement.

In June 1999 the Company issued 1,000,000 shares of common stock, valued at $380,000 to a shareholder of the company for investment advisory fees.


Note 4. Common Stock

At June 30, 1999 warrants to purchase 87,140 shares of common stock exercisable through June 2002 at $.25 per share were outstanding.

At June 30, 1999 options to purchase $60,000 shares of stock at $1 per share were outstanding.

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

               Management's Discussion and Analysis of
            Financial Condition and Results of Operations

Overview
-----------

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of J-Bird Music Group LTD. and its subsidiary (collectively, the Company), consolidated results of operations and financial condition for the six months ended June 30, 1999. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

J-Bird derives its revenues from three principle sources: (i) sales of compact disks ("CDs") directly to the artists for resale to consumers, (ii) CD sales on the J-Bird Website; and (iii) retail CD sales.

J-Bird's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the six months ended June 30, 1999 and the years ended December 31, 1997 and 1998. The Company has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past during which time the Company had minimal revenues, are not meaningful indications of future performance. J-Bird incurred losses from continuing operations of $ 1,171,449 in the six months ended June 30,1999, $1,929,865 for the year ended December 31, 1997 and $3,756,724 for the year ended December 31, 1998.

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

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders. At June 30, 1999, the Company had a cash balance of $7,034. The Company collected $250,000 of the subscription agreements that were outstanding at December 31, 1998 and sold 300,000 shares for $75,000 in the six months ended June 30, 1999. The Company borrowed $100,000 under its line of credit agreement with a bank. The Company expects negative cash flow from operations to continue for the near future, as it continues to develop and market its operation. Inflation has not had any material impact on the Company's operations. In addition to the bank loan, the Company is presently funding its operating deficit through a credit agreement with IMM International Inc. a shareholder of the Company. The Company had borrowed $92,648 under this agreement as of June 30, 1999.

The Company is currently pursuing long term financing for its operating activities. No source of long term financing has occurred to date, and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations- Six months ended June 30,1999 compared to six months ended June 30,1998


                                      1999                1998
                                    --------            --------
Net Sales                           $367,369            $263,426
---------
Cost of Sales                       $248,476            $156,434
-------------

In addition to obtaining the distribution agreement with Navarre, sales increased due to the increased number of artists and bands signed by the Company, including three nationally recognized performers. The Company has ? of artists under agreements at June 30, 1999 compared to 174 at June 30, 1998.

Cost of sales in 1999 has increased in accordance with the increase in sales and the write down of certain musical cd's.

                                      1999                1998
                                    --------            --------
Advertising and Promotion Expenses   $71,534             $91,433
----------------------------------

The decrease in advertising and promotion is due to the termination of an agreement with an advertising agency.

Professional Fees
-----------------                       $216,550     $53,066

The increase in professional fees is due to the higher level of legal and consulting fees incurred in 1999.


Salaries Expense                        $150,514    $137,694
----------------

The increase in salaries expense is due to the higher level of salaries paid to employees in 1999.


Financing Fee-Sale of Discounted Stock  $356,400    $960,000
--------------------------------------
Financing fees related to the non-cash charge for the purchase of restricted common stock at a discount to the market value of the stock.


Loss on Sale of Assets                  $      0    $173,000
----------------------
Loss on sale of assets consists of $ 145,000 loss on the note receivable from ATT and the write off of $ 28,000 of other investments.


Administrative Expenses                 $ 92,170    $111,577
-----------------------

The decrease in administrative expenses is due to the decrease in travel, entertainment and general office supplies.

Investment Advisory Fees                $380,000    $525,000
------------------------
In 1999, the Company issued 1,000,000 shares valued at $380,000 to a shareholder of the Company for investment advisory fees. In 1998, 500,000 shares of common stock valued at $525,000 were issued to an investment banking firm for advisory fees.


Results of Operations- Six months ended June 30,1998 compared to six months ended June 30,1997

                                  1998                1997
                                --------            --------
Net Sales                       $263,426             $74,256
---------
Cost of Sales                   $156,434             $56,637
-------------

In 1998, the Company signed a distribution agreement with Navarre Corporation that provides the Company with a national presence into approximately 52,000 traditional retail establishments. This agreement also provides the Company with a national sales force that has existing relationships with the major retail outlets in the country. As a start-up entity in 1997, the Company sold directly to retail markets with minimal results. In the second half of 1997, the Company was able to obtain two distribution agreements with regional distributors. This enabled the Company to establish a regional presence and provided credential that assisted in signing the distribution agreement with Navarre Corporation.

In addition to obtaining the distribution agreement with Navarre sales increased due to the increased number of artists and bands signed by the Company in 1998, including one nationally recognized performer. This artist accounted for approximately $44,000 of sales in 1998. Fifteen performers signed to agreements subsequent to June 30, 1997 had sales of approximately $160,000 in the six months ended June 30, 1998. The Company has 174 artists under agreements at June 30, 1998 compared to 144 at June 30, 1997.

Cost of sales in 1998 has increased in accordance with the increase in sales. The cost of sales includes a web site fee of approximately $17,000 for 1997 and 1998. Therefore, the 1997 cost of sales percentage is significantly higher than the 1998 percentage due to level of sales in 1997.

                                       1998                1997
                                     --------            --------
Advertising and Promotion Expenses    $91,433             $51,035
----------------------------------

The increase in advertising and promotion is due to the higher level of operations of the Company. The primary increase from 1997 to 1998 is due to an agreement with an advertising agency requiring monthly payments of $4,500.

Professional Fees
-----------------                     $53,066             $58,599

The decrease in professional fees is due to the lower level of legal fees in incurred in 1998.


Salaries Expense                     $137,694             $79,066
----------------

The increase in salary expense is due to the increased number of employees, six in 1998 compared to three in 1997 of the Company.

Financing Fee-Sale of Discounted Stock     $960,000     $      0
--------------------------------------
Financing fees related to the non- cash charge for the purchase of restricted common stock at a discount to the market value of the stock.

Loss on Sale of Assets                     $173,000     $      0
----------------------
Loss on sale of assets consists of $ 145,000 loss on the note receivable from ATT and the write off of $ 28,000 of other investments.


Administrative Expenses                    $111,577     $104,562
-----------------------

The increase in administrative expenses is due to the increased of operations of the Company. Rent increased by approximately $11,000 over 1997. Printing and stationary, registration fees, insurance, postage and general office supplies increased by approximately $5,000. Travel and entertainment increased by approximately $7000. These increases were offset by a decrease in commission expense of approximately $16,000.

Investment Advisory Fees                   $525,000     $      0
------------------------

Investment  advisory  fees increased due to  an  agreement  with  an investment-banking firm entered into in 1998. 500,000 shares of common stock valued at $525,000 were issued in connection with this transaction

                               PART II
                          OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Included only with the electronic filing of this report is the Financial Data Schedule for the six-month period ended June 30, 1999 (Exhibit Ref. No. 27).

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        J-Bird Music Group LTD.
                                              (Registrant)

Dated: August 17, 1999               By:  /s/ John J. Barbieri
                                          President