Form 10QSB
period 1999-09-30
J BIRD MUSIC GROUP LTD
filed 1999-11-15
CIK 1057550

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                        FORM 10 - QSB
         QUARTERLY REPORT UNDER REGULATION SB OF THE
               SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended                          Commission File Number:
September 30, 1999                                   0-24449
---------------------------                    -----------------------

                   J-BIRD MUSIC GROUP LTD.
   (Exact Name of Registrant as specified in its charter)

     Pennsylvania                            06-1411727
     ------------                            ----------
(State or other jurisdiction              (IRS Employer
of incorporation or organization)         Identification Number)

        396 Danbury Road, Wilton, Connecticut  06897
 ----------------------------------------------------------
   (Address and zip code of principal executive officers)

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

          Yes  X            __________No

Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

Number of Shares Outstanding             Class        Date
----------------------------            -------       ------
21,298,395                            Common Stock    October 11, 1999
                                    $.001 par value

                   J-BIRD MUSIC GROUP LTD.
                            Index



PART I FINANCIAL INFORMATION

Balance Sheet - September 30, 1999                          3

Statements of Operations
  Three Months Ended September 30, 1999 and 1998            4
  Nine Months Ended September 30, 1999 and 1998             5

Statements of Cash Flow
  Nine Months Ended September 30, 1999 and 1998             6

Notes to Unaudited Financial Statements
  September 30, 1999                                        7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations            10


PART II

Other Information                                          14

Signatures                                                 15

                   J-Bird Music Group LTD.
                        Balance Sheet
                     September 30, 1999



Assets

          Cash                                              $ 237,941
          Accounts Receivable                                  10,027
          Inventory                                           271,250
          Loans Receivable - Shareholder                      143,700
          Recording Advances                                   38,589

Total Current Assets                                          701,507

          Fixed Assets, Net                                   109,991
          Other Assets                                          7,279

Total Assets                                                $ 818,777

Liabilities and Stockholders' Equity

          Accounts Payable and Accrued Expenses             $ 321,146
          Accrued Royalties                                   142,507
          Notes Payable                                        93,539
          Due to IMM International, Inc.                       55,648

Total Current Liabilities                                     612,840

Total Liabilities                                             612,840

Stockholders' Equity

     Common Stock $.001 par value 25,000,000 Shares
       Authorized, 20,095,895 Issued and Outstanding           20,096
     Paid in Capital                                        9,172,614
     Deficit                                               (8,986,773)

Total Stockholders' Equity                                    205,937

Total Liabilities and Equity                              $   818,777

                   J-Bird Music Group LTD.
                  Statements of Operations
       Three Months Ended September 30, 1999 and 1998

                                                   1999             1998
                                                  ------           ------

Net Sales                                       $   21,732       $  298,010

Cost of Sales                                       53,369          120,517

       Gross Profit/(Loss)                         (31,637)         177,493

Operating Expenses
 Advertising and Promotion                          37,374           71,747
 Professional Fees                                  31,940          132,065
 Amortization and Depreciation                       9,137            9,112
 Salaries                                          (37,847)          88,036
 Administrative Expenses                           184,168           94,551
 Interest Expense                                 (  1,068)               0

      Total Operating Expenses                     223,704          395,411

Net (Loss) Before Other Income (Expenses)         (255,341)        (217,918)

Other Income (Expense)
 Financing Fee-Sale of Discounted Common Stock    (291,400)        ( 92,500)
 Investment Advisory Fees                                0                0

Net Loss                                        $ (546,741)      $ (310,418)

Net Loss Per Common Share                       $(    0.03)      $(    0.02)

Weighted Average Common Shares Outstanding      19,554,228       13,659,462

                   J-Bird Music Group LTD.
                  Statements of Operations
        Nine Months Ended September 30, 1999 and 1998

                                                   1999               1998
                                                  ------             ------

Net Sales                                      $  389,101         $  561,436

Cost of Sales                                     301,845            276,951

     Gross Profit                                  87,256            284,485

Operating Expenses
 Advertising and Promotion                        108,908            163,180
 Professional Fees                                248,490            185,131
 Amortization and Depreciation                     27,411             27,375
 Salaries                                         112,667            225,730
 Administrative Expenses                          276,338            206,028
 Interest Expense                                   3,832                  0

      Total Operating Expenses                    777,646            807,444

Net (Loss) Before Other Income (Expenses)        (690,390)          (522,959)

Other Income (Expenses)
 Financing Fee-Sale of Discounted Common Stock   (647,800)        (1,052,500)
 Investment Advisory Fees                        (380,000)          (525,000)
 Loss from Disposition of Assets                        0           (173,000)

      Total Other (Expenses)                   (1,027,800)        (1,750,500)

Net Loss                                      $(1,718,190)       $(2,273,459)

Net Loss Per Common Share                     $(     0.10)       $     (0.18)

Weighted Average Common Shares Outstanding     16,680,395         12,616,239

                   J-Bird Music Group LTD.
                  Statements of Cash Flows
        Nine Months Ended September 30, 1999 and 1998



                                    1999 1998
                                    ------
                                    ------

Cash Flows from (Used In) Operating Activities
Adjustments to Reconcile Net (Loss) to Net Cash
  From (Used In) Operating Activities:

 Net (Loss)                                     $(1,718,190)      $(2,273,459)
 Amortization and Depreciation                       27,411            27,375
 Financing Fee-Sale of Common Stock at Discount     647,800         1,052,500
 Loss on Sale of Assets                                   0           173,000
 Decrease (Increase) in Accounts Receivable      (   10,027)       (   74,446)
 Decrease (Increase) in Inventory                    72,776        (  260,697)
 Stock Issued for Services                          775,500           641,350
 Increase Accrued Royalties                          66,701        (   17,500)
 (Decrease) Increase in Accounts Payable         (   91,562)       (   40,900)
 Net Cash (Used In) Operating Activities         (  229,591)       (  799,777)

Cash Flows from (Used In) Investing Activities
 Purchase of Fixed Assets                        (   36,785)       (   34,806)
 Net Cash (Used In) Investing Activities         (   36,785)       (   34,806)

Cash Flows from (Used In) Financing Activities
 Stock Issued for Cash                              525,000                 0
 Collection of Stock Subscriptions                  250,000           730,810
 Collection of Note Receivable                            0           205,000
 Increase (Payments) - IMM Loan                      29,303                 0
 Increase (Payments) - Officer/Shareholder       (      530)       (   23,550)
 Investment Advisory Fees                        (  380,000)                0
 Increase (Payments) in Note Payable                 78,539        (   75,000)
 Net Cash Flow (Used In) Financing Activities       502,312           837,260

Net Increase (Decrease) in Cash                     235,936             2,677

Cash, Beginning of Year                               2,005                 0

Cash, End of Period                             $   237,941       $     2,677

                  J.-BIRD MUSIC GROUP LTD.
           Notes to Unaudited Financial Statements
                     September 30, 1999



Note 1 - Organization

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

J-Bird Records, Inc. is the first World Wide Web Recording Label T. The Company was officially launched on November 1, 1996 to market, distribute and sell music via a new medium - the Internet. At its Website, located at http://www.j-birdrecords.com, the Company attracts and signs recording artists through its on-line office and promotes, markets and sells their recordings through its on-line record store.

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-SB filed for the year ended December 31, 1998.

Earnings (loss) per share are based on the weighted average number of shares outstanding. Common stock equivalents have not been considered, as their effect would be anti-dilutive.

                   J-BIRD MUSIC GROUP LTD.
           Notes to Unaudited Financial Statements
                     September 30, 1999



Note 2 - Disposition of Long-Term Assets and Investments

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

In December 1997, the ROSS Corporation signed an agreement with the Company where the ROSS Corporation is going to buy the Company's interest in the ROSS Project for the $500,000. In connection with this transaction Caltron wrote down the value of its investment to $500,000 as of the date of acquisition October 7, 1997. A $500,000 note receivable was recorded by the Company as of the date of acquisition

In November 1998, the Company and the ROSS Corporation agreed to exchange 125,000 shares of the Company's stock owned by ROSS for the $500,000 note receivable in the accompanying financial statements. The Company has recorded this transaction as a $500,000 loss on disposition of assets in 1998. The shares have been recorded as treasury stock.

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

On July 15, 1997, Caltron and AAT entered into a memorandum of understanding to terminate its relationship whereby AAT will pay Caltron $350,000 plus interest, not to exceed $500,000, by July 31, 1999. In September 1997, Caltron executed a release and assignment of interest in AAT to be held in escrow until such monies owed to Caltron have been paid in full. Caltron and AAT entered into a pledge agreement in favor of the Company, wherein AAT permitted the pledge of all issued and outstanding shares of capital stock of AAT, as well as its patent/patent pending in a certain electron beam accelerator, to secure AAT's obligation to make certain deferred payments to the Company under the $350,000 promissory note. AAT also executed a release and assignment of interest in Caltron.

In May of 1998 $205,000 was received for full settlement of the $350,000 note due from AAT. The difference of $145,000 was recorded as a loss on disposal of assets in 1998. All shares issued in this transaction have been returned to the original issuing parties. The Company's shares have been recorded as treasury stock.

                   J-BIRD MUSIC GROUP LTD.
           Notes to Unaudited Financial Statements
                     September 30, 1999



Note 3 - Related Party Transactions

In October 1998, the Company entered into a credit agreement with IMM International, Inc. ("IMM"), a shareholder of the Company, whereby IMM will provide up to $500,000 in financing to the Company for working capital purposes. The agreement expired on March 31, 1999 and was extended to December 31, 2001. Amounts outstanding under this agreement bear interest at 8% and are due on June 30, 2000. At September 30, 1999, the Company owes $55,648 under this agreement.

In June 1999, the Company issued 1,000,000 shares of common stock, valued at $380,000 to a shareholder of the company for investment advisory fees.

Note 4 - Common Stock

At September 30, 1999, warrants to purchase 87,140 shares of common stock exercisable through June 2002 at $.25 per share were outstanding.

At September 30, 1999, options to purchase 60,000 shares of stock at $1 per share were outstanding.

On July 1, 1999 15,000 shares of common stock valued at $6,000 were issued to a music group in full payment for a four CD recording contract.

On  August 2, 1999 125,000 shares of common stock valued  at
$50,000   were  issued  to  Total  Technologies,   Inc.   in
satisfactory of a consulting agreement.

An original J-Bird Records, Inc. stockholder was granted an option to purchase shares, under the same terms of future subscription agreements for stock to be issued under fair market value, to maintain a 2.3% ownership percentage of the Company. No options have been exercised under this agreement. Approximately 30,000 shares may be issued upon exercise of the option.

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations



The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of J-Bird Music Group LTD and its subsidiary (collectively, the Company), consolidated results of operations and financial condition for the nine months ended September 30, 1999. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

J-Bird  derives  its revenues from three principle  sources:
(I) sales of compact discs ("CDs") directly to the artists for resale to consumers, (ii) CD sales on the J-Bird
Website; and (iii) retail CD sales.

J-Bird's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the nine months ended September 30, 1999 and the years ended December 31, 1997 and 1998. The Company has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past, during which time the Company had minimal revenues, are not meaningful indications of future performance. J-Bird incurred losses from continuing operations of $1,718,190 in the nine months ended September 30, 1999, $1,929,865 for the year ended December 31, 1997 and $3,756,724 for the year ended December 31, 1998.

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

The Company currently intends to increase substantially its operating expenses, to fund-increased sales and marketing, to enhance its existing website and to complete strategic relationships important to the success of the Company. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of music recordings, related merchandise, advertising and sponsorship programs to achieve or maintain profitability on a quarterly or annual basis in the future. The Company expects negative cash flow from operations to continue for the foreseeable future as it continues to develop and market its business.

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders. At September 30, 1999, the Company had a cash balance of $237,941. The Company collected $250,000 of the subscription agreements that were outstanding at December 31, 1998 and sold 6,770,500 shares of common stock for $3,017,199 in the nine months ended September 30, 1999. The Company borrowed $100,000 under its line of credit agreement with a bank. The Company expects negative cash flow from operations to continue for the near future, as it continues to develop and market its operation. Inflation has not had any material impact on the Company's operations. In addition to the bank loan, the Company is presently funding its operating deficit through a credit agreement with IMM International, Inc., a shareholder of the Company.

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations



The Company is current pursuing long-term financing for its operating activities. No source of long-term financing has occurred to date, and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results  of  Operations - Three Months Ended  September  30,
1999 Compared to Three Months Ended September 30, 1998


                                      1999           1998
                                     ------         ------

     Net Sales                     $  21,732      $298,010
     Cost of Sales                    53,369       120,517

In addition to obtaining the distribution agreement with Navarre, gross sales were relatively stable due to the increased number of artists and bands signed by the Company, including three nationally recognized performers. The Company has 250 artists under agreement at September 30, 1999 compared to 217 at September 30, 1998.

In this quarter gross sales were $171,201 and returns were $149,469. The income from the sale of these returns was recognized in prior periods. Of the total returns of $149,469, 14,888 units totaling $114,397 or 76.5 percent of the total came from only two artists.

Cost of sales in 1999 has decreased in accordance with the decrease in sales and the write down of certain musical CDs.

      Advertising and Promotion Expenses   37,374    71,747

The decrease in advertising and promotion is due to the termination of an agreement with an advertising agency.

       Professional  Fees                  31,940   132,065

The decrease in professional fees is due to the lower level of legal and consulting fees incurred in the quarter.

       Salaries  Expense                  (37,847)   88,036

The decrease in salaries expense is due to the reversal of over accruals in prior quarters.

  Financing Fee-Sale of Discounted Stock  291,400    92,500

Financing fees related to the non-cash charge for the purchase of restricted common stock at a discount to the market value of the stock.

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations



                                                1999          1998
                                               ------        ------

        Administrative Expenses               $184,168      $ 94,511

The  increase  in  administrative expenses  is  due  to  the
increase   in  travel,  entertainment  and  general   office
overhead.

Results of Operations - Nine Months Ended September 30, 1999
Compared to Nine Months Ended September 30, 1998

                                                1999          1998
                                               ------        ------

     Net Sales                                $389,101      $561,436

     Cost of Sales                             301,845       276,951

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

In addition to obtaining the distribution agreement with Navarre, sales increased due to the increased number of artists and bands signed by the Company in 1998, including one nationally recognized performer. This artist accounted for approximately $44,000 of sales in 1998. Fifteen performers signed to agreements subsequent to September 30, 1999, had sales of approximately $160,000 in the nine months ended September 30, 1999. The Company has 250 artists under agreements at September 30, 1999 compared to 217 at September 30, 1998.

Cost of sales in 1999 has increased as a percentage of sales due to the increase in returns which reduced sales.

       Advertising  and  Promotion  Expenses         108,908    163,180

The decrease in advertising and promotion is due to the termination of an agreement with an advertising agency.

           Management's Discussion and Analysis of
        Financial Condition and Results of Operations



                                                      1999          1998
                                                     ------        ------

        Professional   Fees                         $248,490      $185,131

The increase in professional fees is due to the higher level of legal fees incurred in 1999.

       Salaries   Expense                            112,667       225,730

The decrease in salary expense is due to the decrease in the number of employees.

     Administrative    Expenses                      276,338       206,028

The increase in administrative expenses is due to the increased operations of the Company. Rent increased over 1998. Printing and stationary, registration fees, insurance, postage and general office overhead increased over 1998.

      Financing Fee-Sale of Discounted Stock         647,800    1,052,500

Financing fees related to the non-cash charge for the purchase of restricted common stock at a discount to the market value of the stock.

       Investment  Advisory  Fees                    380,000     525,000

In  1998  500,000 shares of common stock valued at  $525,000 were issued to an investment banking firm for advisory fees.

In 1999 the Company issued 1,000,000 shares of common stock valued at $380,000 to a shareholder of the company for investment advisory fees.

     Loss  on Sales of Assets                              0    173,000

Loss on sale of assets in 1998 consists of $145,000 loss on the note receivable from ATT and the write off of $28,000 of other investments.


                           PART II
                      OTHER INFORMATION

          ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Included only with the electronic filing of this report is the Financial Data Schedule for the nine-month period ended
September 30, 1999 (Exhibit Ref. No. 27).

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   J-Bird Music Group LTD.
                                     (Registrant)


Dated:  November 12, 1999               By: /s/
                                        John J. Barbieri
                                        President