Form 10KSB
period 1999-12-31
J BIRD MUSIC GROUP LTD
filed 2000-03-30
CIK 1057550

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999, or

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

                         Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year: $498,190.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 19, 2000 was $4,216,123.

As of December 31, 1999, the Registrant had outstanding 21,598,395 shares of Common Stock, par value $0.001.

Documents incorporated by reference: None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                    Page

Part I

1.       Description of Business                                              3

2.       Description of Properties                                            6

3.       Legal Proceedings                                                    6

4.       Submission of Matters to a Vote of Security Holders                  7

Part II

5.       Market for Common Equity and Related Stockholder Matters             7

6.       Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

7.       Financial Statements                                                 8

8.       Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                             8

Part III

9.       Directors, Executive Officers, Promoters and Control

         Persons; Compliance with Section 16(a) of the Exchange Act           8

10.      Executive Compensation                                               9

11.      Security Ownership of Certain Beneficial Owners and Management      10

12.      Certain Relationships and Related Transactions                      12

13.      Exhibits and Reports on Form 8-K                                    12

                        FORWARD-LOOKING STATEMENT NOTICE

         When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 2le of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

         J-Bird Records, Inc. ("J-Bird") is the first World Wide Web Recording Label (TM). The Company was officially launched on November 1, 1996 to market, distribute and sell music via a new medium - the Internet. At its Website, located at http://wwwj-birdrecords.com, the Company attracts and signs recording artists through its on-line office and promotes, markets and sells their recordings through its on-line record store.


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

         Each new artist who executes a Recording Contract with J-Bird is required to produce one compilation of music for J-Bird during the three-year term of the contract. Pursuant to the Recording Contract J-Bird has the exclusive rights, in perpetuity, to manufacture, advertise, sell and distribute such compilation. In return, the artist receives a 12% royalty on the sales of all CDs produced. If the artist enters into a recording contract with another record label during the three-year term, J-Bird will receive a royalty of 2% of all sales for the first album produced by the artist with the new record label. The contract further requires the artist to purchase either 250 CDs for $ 1,000 or 1,000 CDs for $2,250, which the artist is entitled to sell for $10 each. J-Bird currently has 230 artists in its catalogue.

         J-Bird has chosen the Internet as its primary marketing vehicle because the Internet provides a low-cost method of providing, displaying and selling different styles and genres of music to a worldwide audience. The Internet also allows J-Bird to target sales to the largest music-buying population, the 15 to 24 age group, which also represents the highest concentration of Internet users. J-Bird's Website offers content-rich music genre sites for rock, pop, alternative, country, urban, rap, jazz, gospel, classical and world music, through the combination of audio, graphics, and text. J-Bird's genre and artist web pages allow users to target music and information based on personal interests. J-Bird believes that this approach provides a stimulating and entertaining on-line environment, which establishes a community atmosphere and promotes consumer-driven product sales. J-Bird believes that the Company's business will greatly benefit from the growth of the Internet.

         The Company believes that on-line sales of recorded music will compliment the traditional retail channel and will expand overall music sales because of the on-line medium's ability to capitalize on the ongoing shift in demographics of music buyers; to reach a growing international consumer market and to offer the consumer easier access to a broad range of titles. J-Bird also believes that the ability to gather and process data resulting from customer purchases and usage will facilitate targeted promotional efforts in the highly segmented recorded music market. The Internet also provides access to international markets for recorded music, which are growing faster than the U.S. market.

         In addition, the Company gathers important information about demographics and consumer preferences from users of its Website. This information permits the Company to target subsequent promotions to a particular customer group or geographic area. The Company believes that this practice will enable the Company to market its artists in an efficient, cost-effective manner by targeting the most Rely buyers for such artist's music. In the future, the Company expects to promote its artists through the use of its radio station and on-line "chat-rooms" intended to spark interest in a particular music genre or artist. The Company believes that its strategy of interactive sales on the Internet combined with targeted promotions will enable it to build a loyal customer base.


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

         In November 1997, J-Bird was approached by Navarre Corporation ("Navarre") with respect to, a distribution arrangement. J-Bird entered into a three-year exclusive retail distribution Agreement with Navarre. Navarre, one of the leading independent distributors of music and interactive software, distributes to retail accounts throughout the nation, including, Tower Records, The Musicland Group (which includes Media Play, Sam Goody, Musicland and On-Cue), Blockbuster, Best Buy, Wherehouse, Camelot, HMV, Borders and Circuit City as well as all the leading One Stops. Under the Agreement, Navarre distributes J-Bird products nationally through its retail distribution relationships, and the Company receives a percentage of each product sold.

Catalog Evaluation

         The J-Bird catalog of 300 artist is evaluated using common music industry standards. The formula is as follows:

         3 years gross sales less returns x ten (10) = Catalog Evaluation

         J-Bird combined three years average sales = $388,100
         $388,100 x 10 = J-Bird Catalog Evaluation of $3,881,000

Jbirdmusic.com

         Jbirdmusic.com, the newly formed subsidiary for JBMG, has been designed to function as a complete promotional Internet site. This site will be the entryway into the already existing e-commerce site and store at J-Bird Records as well as a promotional vehicle for other independent labels seeking effective internet promotion and other A & R requirements.

         Jbirdmusic.com, through its relationship with MediaX, is developing a promotional web site that will become an entryway into the J-Bird e-commerce store, J-Bird artist tour dates, J-Bird downloan station, J-Bird artist relations, J-Bird contests, J-Bird newsletters and J-Bird Investors relations. These are all currently existing tools that are functional at the web site. The mission for Jbirdmusic.com will be to desegregate these tools into a cohesive site dedicated to marketing and promotion. Additional promotional sites will be developed as alliances are formed with other independent labels.

History

         On October 7, 1997, the Company entered into a Stock Purchase Agreement with the shareholders of J- Bird Records, Inc., to acquire their shares of J-Bird Records, Inc., for the equivalent number of shares of the

         Company. The total number of shares exchanged in this transaction was 4,480,000. On October 8, 1997, the Company changed its name to J-Bird Music Group LTD.

         On April 22, 1997, the Company entered into an Option Agreement with Feild Technologies, LLC ("FTL"), a company based in Bangor, Maine. Under this agreement, the Company assigned seven domestic and foreign in valve patents held by the Company to FTL for a 5% equity position in FTL. In the event the Company does not receive distributions of at least $100,000 on or before December 31, 2000, it shall be entitled to increase its interest in FTL from 5% to 10%, and the other members' interests in FTL shall be reduced on a basis proportionate to their relative interests.

         On May 3, 1996, the Company entered into an agreement with Rhode Island Renal Institute ("RIRI") and Brooks Porter ("Porter"). RIRI and Porter entered into a Development and Investment A-reement ("D&I Agreement") and pursuant to the D&I Agreement, RIRI agreed to provide financial support, clinical testing facilities and supplies to Porter to assist his development of the Renal Ozone Sterilization System ("ROSS"). Under the agreement with the Company, RIRI and Porter assigned to the Company the right to manufacture and distribute ROSS, and any other interests or rights created by the D&I Agreement between or among Porter and RIRI. In accordance with the agreement between the Company and RIRI, RIRI received 125,000 shares of restricted common stock of the Company. In December 1997, the ROSS Corporation agreed to buy the Company's interest in the ROSS project for $500,000 represented by a promissory note due December 10, 1998. In connection with this transaction the Company recognized a loss of $1,810,000. In November 1998, the Company settled the $500,000 payment obligation from ROSS Corporation in exchange for the return to the Company for cancellation of 125,000 shares of the Company's common stock.

         On June 14, 1996, the Company entered into an agreement with a company called Applied Advanced Technologies, Inc. ("AAT") and an individual named Tovi Avnery ("Avnery"), owners of an electron beam technology. Under this agreement, the Company advanced to AAT a total of $350,000. In return, the Company received 114,546 shares of common stock of AAT, representing 45% ownership in the company. Avnery also received I'@0,000 shares of restricted common stock of the Company. On July 15, 1997, the Company and AAT entered into a Memorandum of Understanding. In accordance with this Memorandum of Understanding, AAT was to pay to the Company $350,000 plus interest, not to exceed $500,000, by July 31, 1999. In September, 1997, the Company executed a Release and Assignment of Interest in AAT, to be held in escrow until the amount owed to the Company was paid in full. In May 1998, the Company and AAT settled the outstanding balance due the Company for $205,000 in cash and the return of 130,000 shares of the Company's common stock by Avnery, and the Company transferred all of its equity interest in AAT to Avnery.

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

                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company's principal place of business is an office located at 396 Danbury Road, Wilton, Connecticut 06897. The office facility consists of approximately 1800 square feet and is being leased pursuant to a thirty-six month lease expiring in July, 2000 for a monthly lease payment of $2,638.

                            ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders in the fourth quarter of 1999.

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

Calendar Quarter Fnded                      High Bid             Low Bid

March 31, 1997                                $7.75              $1.25
June 30, 1997                                 $3.25              $0.5313
September 30, 1997                            $2.00              $0.5313
December 31, 1997                             $1.875             $0.4063

March 31, 1998                                $0.75              $0.3125
June 30, 1998                                 $1.75              $0.28125
September 30, 1998                            $1.59375           $0.5625
December 31, 1998                             $1.25              $0.5313

March 31, 1999                                $0.562             $0.531
June 30, 1999                                 $0.74              $0.625
September 30, 1999                            $0.467             $0.41
December 31, 1999                             $0.32              $0.32

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

            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding the Company's consolidated results of operations and financial condition for the years ended December 31, 1999 and 1998. The discussion should be read in conjunction with tbe Company's consolidated financial statements and accompanying notes.

         The Company derives its revenues from three principle sources: (i) sales of compact disks ("CDs") directly to the artists for resale to consumers;
(ii) CD sales on the Company's website; and (iii) retail CD sales.

         The Company's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the years ended December 31, 1999 and 1998. The Company has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past, during which time the Company had minimal revenues, are not meaningful indications of future performance. The Company incurred losses from continuing operations of, $2,147,064 and $3,756,724 for the years ended December 31, 1999 and 1998.

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

Liquidity and Capital Resources

         The Company has financed its operations and capital expenditures primarily from equity- financing and loans from shareholders. At December 1999, the Company had a cash overdraft of $8,801. In 1999 the Company received $775,000 in cash from the sale of stock through subscription agreements and collected $119,750 of the stock subscriptions outstanding at December 31,1997. The amount due under stock subscriptions at December 31, 1999 is $250,000. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations. The Company is presently funding its operating deficit through a credit agreement with IMM International Inc. a shareholder of the company.

         The Company is currently pursuing long term financing for its operating activities. No source of financing has occurred to date and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

         In January 1999 the Company obtained a $100,000 line of credit with a commercial bank. The line of credit bears interest at 2% above the bank's prime rate. Certain officers and shareholders have personally guaranteed the debt. The Company has borrowed $81,251 as of December 3l, 1999 under the line of credit.

Results of Operations- year ended December 31, 1999 compared to year ended December 31, 1998

A comparison of the 1999 results to the 1998 results is as follows

                                               1999             1998
                                           -----------      -----------
Net Sales                                  $498,190            $432,713
---------------
Cost of Sales                              $207,370            $238,658

         Sales increased in 1999 over 1998 primarily as a result of the distribution agreement with Navarre. Sales also increased due to the increased number of artists and bands signed by the Company in 1999, including a nationally recognized performer. This artist accounted for approximately 59% of sales in 1999.

         The Company has 278 artists under agreements at December 31, 1999, compared to 230 at December 31, 1998.



                                                            1999              1998
                                                       ------------     -----------

Advertising and Promotion Expenses                       $  83,804         $440,864
---------------------------------------------

The decrease in advertising and promotion is due to the termination of an agreement with an advertising agency.

Professional Fees                                         $370,134        $  92,371
---------------------

The increase in professional fees is due to the higher level of legal fees incurred in 1999.


Salaries                                                  $156,958         $362,829
----------

The decrease in salary expense is due to the decrease in the number of employees, offset with more labor out sourced.

Financing Fee-Sale of Discounted Stock                    $671,400       $1,277,500
-------------------------------------------------

Financing fees related to the non-cash change for the purchase of restricted common stock at a discount to the market value of the stock.

Administrative Expenses                                 $1,000,096         $472,466
------------------------------

Increase is due to the increased operations of the company.

Interest Expenses                                        $  18,632       $    4,620
---------------------

Interest expense is on the company line of credit.


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

                                    PART III

              ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, aces, and positions with the Company for each of the directors and officers of the Company.

Name                    Age      Positions                              Since
----                    ---      ---------                              -----

John J. Barbieri        35       President, CEO and Director            1997

Douglas G. McCaskey     45       Chairman and Director                  1997

Hope D. Trowbridge      38       Secretary, Treasurer and Director      1991

Asa L. Fish             33       Director                               1997

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

The following is information on the business experience of each director and officer.

JOHN J. BARBIERI, CEO, President and Director of the Company, earned a B.F.A. Degree from Paier College of Art in 1986. After graduating, Mr. Barbieri joined Polygram Records as a Senior Graphics Manager responsible for the print production and graphic production budgets as well as implementing domestic product. In May 1993, Mr. Barbieri joined Angel Records, a division of EMI Records Group, as Vice President of Creative and Production Services. Until June 1996, he was responsible for creative services production, operations and new technologies departments. Involved in creative direction, marketing and label management, Mr. Barbieri has help pioneer the new multi-media technology for CD PLUS and Enhanced CDs. He founded J-Bird Records, Inc. in July 1996, and serves as its CEO, President and Director as well as serving the same positions for J-Bird Music Group LTD as of October 7, 1997.

DOUGLAS G. McCASKEY, Chairman and Director of the Company. Mr. McCaskey is a graduate and MBA candidate of Babson College, where he earned a B.S./B.A. degree in Accounting/Finance in 1975. In November, 1975 he joined Readers Digest Association as a Field Manager. In January, 1982 he joined Shearson American Express as a Vice President of Investments. He went on to work as Vice President of Investments for Oppenheimer & Company and Drexel Burnham Lambert. Mr. McCaskey has over fifteen years of experience in the field of investments, as a retail and institutional broker as well as a Registered Investment Advisor. Mr. McCaskey left the securities industry in 1992, and since leaving has been a principal owner of several real estate projects and provided independent consulting services to businesses in the areas of business development and financing. From December 1996, to the present Mr. McCaskey has served as the President and a Director of Marcorp, Inc., an inactive publicly- held corporation with no assets.

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

                         ITEM 10. EXECUTIVE COMPENSATION

         For the year ending December 31, 1998, Mr. Barbieri was compensated at the rate of $120,000 per year for his services as President, which was deferred and has not been paid as of December 31, 1999. For the year ended December 31, 1999 Mr. Barbieri received $120,000 in compensation which is reflected as a consulting fee. There is no employment agreement with Mr. Barbieri or any other executive officer of the Company.

         There were no stock options granted or exercised to the executive officers in 1996, 1997 or 1998. On February 1, 1999 Mr. Barbieri was granted an option to purchase 1,000,000 shares of common stock at $.25 per share pursuant to S.E.C. Rule 144. The option was exerciseable at any time.

    ITEM II. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 19, 2000, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii). all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                              Common            Percent of
                                              Shares             Class (2)
                                              ------             ---------

John J. Barbieri (1)                          1,900,000             8.8
396 Danbury Road
Wilton, CT  06897

IMM International, Inc. (2)                   3,555,000            16.4
#2 Springhill Road, Suite 17
Norwalk, CT  06851

Douglas G. McCaskey (1)(3)                    1,556,000             7.2

Hope D. Trowbridge (1)(2)                       180,000              .8

Asa L. Fish (1)                                 220,000             1.0

All Executive officers and
  Dirctors as a Group (4)                     7,411,000            34.2



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

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In October 1998 the Company entered into a credit agreement with IMM International, Inc., ("IMM") a principal stockholder of the Company, whereby IMM will provide up to $500,000 in financing to the Company for working capital purposes. Hope Trowbridge an officer and director of the company is the sole officer, director and shareholder of IMM.

The funding commitment under the agreement expired on March 31,1999. Amounts outstanding under this agreement bear interest at 8% and are due on June 30, 2000. At December 31,1998 the Company had borrowed $113,560 under this agreement. Subsequent to December 3l, 1998 the company borrowed an additional $191,000.

         In 1998 IMM purchased 2,000,000 shares of the Company's common stock for $525,000. Other non- affiliate shareholders purchased 750,000 shares of stock at prices ranging from $.25 to $.40 per share. The difference between the subscription price and the fair market value of the stock of $1,277,500 was recorded as a non-cash charge to operations. In 1998, IMM repaid $119,750 of amounts outstanding under stock subscriptions at December 31,1997. At December 31, 1998, $250,000 in stock subscriptions receivable were outstanding from IMM for 1,000,000 shares purchased at a discount to market in 1997.

         In 1999 IMM purchased 2,700,000 shares of the company's common stock for $540,000.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         The following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibits.

  Exhibit         SEC Ref.                  Tile of Document                            Location
     No.             No.

     1            (3)(i)            Articles of Incorporation, as amended (1)           Fm 10-SB
                                                                                        Page E-1

     2            (3)(ii)           By-Laws (1)                                         Fm 10-SB
                                                                                        Page E-8

     3            (10)              Navarre Corporation Distribution
                                    Agreement (1)                                       Fm 10-SB
                                                                                        Page E-35

     4            (10)              AT&T Download Agreement dated
                                    May 14, 1998                                        This Filing
                                                                                        Page E-1

     5            (10)              Assignment Agreement with ROSS
                                    Corporation dated December 10, 1997This Filing
                                                                                        Page E-9

     6            (10)              Agreement to Discharge Promissory
                                    Note with ROSS Corporation dated
                                    November 12, 1998                                   This Filing
                                                                                        Page E-11


  Exhibit         SEC Ref.                  Tile of Document                            Location
     No.             No.


     7            (10)              Credit Agreement with IMM
                                    International, Inc. dated October 1, 1998           This Filing
                                                                                        Page E-13

     8            (21)              Subsidiaries of the Registrant                      This Filing
                                                                                        Page E-31

     9            (27)              Financial Data Schedules (2)                           Not
                                                                                        Applicable

(1) Exhibit No.'s I and 2 are incorporated herein by this reference to the Company's Registration Statement on Form 1O-SB filed with the Securities and Exchange Commission on December 21, 1998.


(2) The Financial Data Schedule for the year ended December 31, 1998 is presented only in the electronic filing with the Securities and Exchange Commission.

FORM 8-K FILINGS

1 report on Form 8-K was filed in the last calendar quarter of 1999. This report established the accountant of record as Caracansi Ramey & Associates, LLC.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               J-BIRD MUSIC GROUP LTD.

Date:  March 27, 2000                          By: John J. Barbieri, President

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 27, 2000                         John J. Barbieri, Director

Dated:  March 27, 2000                         Douglas G. McCaskey, Director

Dated:  March 27, 2000                         Hope D. Trowbridge, Director

Dated:  March 27, 2000                         Asa L. Fish, Director

                             J-BIRD MUSIC GROUP LTD.
                              Financial Statements

                           December 31, 1999 and 1998

                                    CONTENTS


Independent Auditors' Report.........................................F-2

Balance Sheet........................................................F-3

Statements of Operations.............................................F-4

Statements of Stockholders' Equity...................................F-5

Statements of Cash Flows.............................................F-8

Notes to the Financial Statements...................................F-11

INDEPENDENT AUDITORS'REPORT

Board of Directors
J-Bird Music Group LTD.

We have audited the accompanying balance sheet of J-Bird Music Group LTD. as of December 31, 1999 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J-Bird Music Group LTD. as of December 31, 1999 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 1999 in conformity with generally accepted accounting principles.

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

                             J-BIRD MUSIC GROUP LTD.
                          COMPARATIVE BALANCE SHEET AT
                           DECEMBER 31, 1999 AND 1998

                                     ASSETS

                                                                   1999           1998

Cash                                                        $         0    $     2,005
Accounts Receivable                                             551,279              0
Inventory                                                        72,280        198,474
Loans receivable, shareholder                                    55,314        173,500
Recording advances                                               89,764         16,589
                                                            -----------    -----------
Total Current Assets                                            768,637        390,568

Fixed assets, net                                               116,347        128,502
Other assets                                                        981          7,279
                                                            -----------    -----------
Total Assets                                                $   885,965    $   526,349
                                                            ===========    ===========





                      LIABILITIES AND STOCKHOLDERS' EQUITY

Account payable and accrued expenses                        $   197,016    $   412,708
Note payable                                                     81,251         15,000
Accrued royalties                                               102,575         75,806
                                                            -----------    -----------
Total Current Liabilities                                       380,842        503,514

Due to IMM International, Inc.                                   42,148        113,560
Due to shareholders and officers                                 20,000         30,330
                                                            -----------    -----------
Total Liabilities                                               434,189        647,404

Stockholders' Equity(Deficiency)
Common stock $.001 par value 25,000,000 shares
  authorized, 21,598,395 issued and outstanding                  21,698         14,325
Stock subscriptions receivable                                 (250,000)      (250,000)
Paid in capital                                               8,864,907      6,161,186
Deficit                                                      (8,193,630)    (6,046,566)
                                                            -----------    -----------
                                                                442,975       (121,055)
                                                            -----------    -----------
Total Liabilities and Deficit                               $   885,965    $   526,349
                                                            ===========    ===========

                 See accompanying notes to financial statements

                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                           1999            1998
                                                      ------------    ------------

Net sales                                             $    498,190    $    423,713

Cost of sales                                              290,820         238,658
                                                      ------------    ------------
Operating expenses:
  Advertising and promotion                                 83,804         440,864
  Professional fees                                        370,134          92,371
  Amortization and depreciation                             53,412          40,489
  Salaries                                                 156,958         362,829
  Interest                                                  18,632           4,260
  Selling, general and administrative expenses           1,000,096         472,466
                                                      ------------    ------------
                                                         1,683,036       1,413,279

Net (loss) before other (expenses)                       ( 671,400)     (1,219,224)

Other income (expense):
  Loss from disposition of assets                                0        (673,000)
  Financing fee-sale of discounted common stock           (671,400)     (1,277,500)
                                                      ------------    ------------
                                                          (671,400)     (2,545,500)
                                                      ------------    ------------
Net loss                                              $ (2,147,065)   $ (3,764,724)
                                                      ============    ============

Net loss per common share (basic and diluted)         $      (0.10)   $      (0.29)
                                                      ------------    ------------
Weighted average common shares outstanding             17,534,2700      13,002,670



                 See accompanying notes to financial statements

                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1999 AND 1998

Cash flows from (used in) operating activities
Adjustments to reconcile net (loss) to net cash from (used in) operating activities:

                                                    1999               1998
                                                 -----------       -----------
Net (loss)                                       $(2,147,065)      $(3,764,724)
Loss on sale of assets                                     0           673,000
Amortization and depreciation                         53,412            40,000
Financing fee-sale of common stock at discount       671,400         1,277,500
Decrease (Increase) in accounts receivable          (551,279)           10,095
Decrease (Increase) in inventory                     126,194          (144,708)
Stock issued for services                            103,010           718,945
Decrease (increase) in recording advances            (73,175)            5,076
Decrease (increase) other assets                       6,298            (5,120)
Compensation expense (non cash)                            0           120,000
Interest expense (non cash)                                0                 0
Collection of note receivable                              0           205,000
Notes payable                                         81,251                 0
Increase/(Decrease) in accrued royalties              26,769            58,406
Increase/(Decrease) in accounts payable             (233,294)           51,292
                                                 -----------       -----------
Net cash (used in) operating activities           (1,008,479)         (754,749)



Cash flows from (used in) investing activities
Purchase of fixed assets                             (14,590)          (37,506)
                                                 -----------       -----------
Net cash (used in) investing activities              (14,590)          (37,506)

Cash flows from (used in) financing activities
Stock issued for cash                                886,000           775,000
Payment of stock subscription                              0           119,750
Due from officer and shareholder                      55,314          (138,500)
Due to shareholders and officers                      20,000              (500)
Payments of notes payable                                  0           (75,000)
Proceeds from notes payable                                0                 0
Due to IMM International Inc.                         42,148           113,560
                                                 -----------       -----------
Net cash from financing activities                 1,003,462           794,260
                                                 -----------       -----------

Net increase (decrease) in cash                      (10,806)            2,005

Cash, beginning of year                                2,005                 0
                                                 -----------       -----------
Cash, end of year                                $         0       $     2,005
                                                 ===========       ===========

Supplemental cash flow information:
  Cash paid for interest                         $    18,632       $     4,600

          See accompanying notes to financial statements

                             J-BIRD MUSIC GROUP LTD.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                     YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                          Common                        Retained
                                           Common         Stock         Paid In         Earnings       Subscription
                                           Shares         Amount        Capital        (Deficit)        Receivable     Total
                                           ------         ------        -------        ---------        ----------     -----

Balance at January 1, 1998                 10,985,895       10,985       3,273,201       (2,281,842)     (369,750)        632,594

Net Loss                                            0            0               0       (3,764,724)            0      (3,764,724)
Payment of Stock                                    0            0               0                0       119,750         119,750
  Subscription
Financing Fee - Sale of                             0            0       1,277,500                0             0       1,277,500
  Discounted Common
  Stock
Shares Cancelled                             (125,000)        (125)              0                0             0            (125)

Fair Value of Employment                            0            0         120,000                0             0         120,000
  Services - Non
  Compensated
Merger Shares                                   5,000            5               0                0             0               5
Stock Issued for Cash                       2,750,000        2,750         772,250                0             0         775,000
Stock Issued for Services                     709,500          710         718,235                0             0         718,945
                                           ----------       ------       ---------       ----------      --------       ---------
Balance at December 31,                    14,325,395       14,325       6,161,186       (6,046,566)     (250,000)       (121,055)
  1998

Net Loss                                            0            0               0       (2,147,064)            0      (2,147,064)
Payment of Stock                                    0            0               0                0             0               0
  Subscription
Financing Fee - Sale of                             0            0               0                0             0               0
  Discounted Common
  Stock
Shares Cancelled                                    0            0               0                0             0               0

Fair Value of Employment                            0            0               0                0             0               0
  Services - Non
  Compensated
Merger Shares                                       0            0               0                0             0               0
Stock Issued for Options                      200,000          200         197,400                0             0         197,600
Stock Issued for Cash                       2,644,000        2,644         886,000                0             0         888,644
Stock Issued for Services                   4,429,000        4,429       1,620,321                0             0       1,624,750
                                           ----------       ------       ---------       ----------      --------       ---------
Balance at December 31, 1999               21,598,395       21,598       8,864,907       (8,193,630)     (250,000)        442,875
                                           ==========       ======       =========       ==========      ========       =========


                 See accompanying notes to financial statements

                             J-Bird Music Group LTD.
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 1999 and 1998

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

Investments in affiliates

The Company accounts for its investments in affiliates by using the equity method of accounting under which the Company's share of earnings of these affiliates is reflected in the statement of operations. Investments acquired through the issuance of the Company's stock are recorded at an average of the most recent sales price of the stock at the date of acquisition

Fixed Assets

Fixed assets are recorded at cost and are being depreciated over their estimated useful lives (5 to 15 years).

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

Inventory

Inventory of $72,280 and $194,474, in 1999 and 1998 stated at the lower of cost or market (first in, first out), consists of musical CDs.

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

Recording Advances

Recording advances represent advances against future royalties of certain recording artists. When anticipated sales appear to be insufficient to fully recover the advances, a provision against current operations is made for anticipated losses.

Royalties

Royalties are accrued at an average 12% of an artist's sales. Mechanical royalties are estimated at approximately 50 cents per musical CD sold.

Officers' Compensation

In 1999 and 1998 the chief executive officer received compensation of $120,000 each year respectively. The December 31, 1998 financial statements have been adjusted to include annual compensation of $120,000, to reflect the fair value of the services provided, as a charge to operations. Paid in capital has been increased, accordingly. In 1999 Mr. Barbieri received $120,000 in compensation which is reflected as a consulting fee.

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

Reclassifications and Restatements

In the previously issued financial statements the Company had accounted for the acquisition of J-Bird Records, Inc. using the purchase method of accounting with Caltron Inc. being the acquiring company. The accompanying financial statements have been restated to reflect J-Bird Records, Inc. acquiring Caltron. In addition certain sales of stock to shareholders at a price below the market have been adjusted to reflect the difference between the subscription price and fair market value of the stock as a financing fee. The financial statements have also been adjusted to reflect the estimated fair value of services performed by the chief executive office at no cost to the Company.

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

Note 3. Disposition of Long Term Assets and Investments

Laminar Fluid Controls

On April 22, 1997, the Caltron entered into an option agreement with Field Technologies, LLC ("FTL"), a company based in Bangor, Maine. Under this Agreement, the Caltron merged its patents into FTL for a five percent (5%) equity position in FTL. FTL is an operating company run by the original inventory of the patented valve technology.

In accordance with Statement of Financial Accounting Standard 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of" no value was assigned to the patents at the date of acquisition.

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

Note 4. Related Party Transactions

In October 1998 the Company entered into a credit agreement with IMM International, Inc., ("IMM") a company that owns approximately 50% of the outstanding shares of the Company, whereby IMM will provide up to $500,000 in financing to the Company for working capital purposes. The agreement expired on March 31,1999. Amounts outstanding under this agreement bear interest at 8% and are due on June 30,2000. At December 31,1998 the Company had borrowed $113,560 under this agreement. Subsequent to December 31,1998 the Company borrowed an additional $191,000 under the credit agreement.

In 1998, certain shareholders of the Company entered into stock subscription agreements with the Company, to purchase 2,750,000 shares of stock at prices ranging from $.25 to $.40 per share. The difference between the subscription price and the fair market value of the stock, $1,277,500 was recorded as a non-cash charge to operations, "financing fee-sale of discounted stock". IMM purchased 2,000,000 shares for $525,000 in 1998 and repaid $119,750 of amounts outstanding under stock subscriptions at December 31, 1997. At December 31, 1998, $250,000 in stock subscriptions receivable were outstanding from IMM who had purchased the stock at a discount to market in 1997.

Note 5. Downloading Agreement

In 1998 the Company and a2b Music, a subsidiary of AT&T, entered into an agreement whereby certain J-Bird artists would have single musical productions available to be downloaded from a J-Bird and a2B Music co - branded web site (that is hosted and promoted as part of the a2b Music web site). The agreement allows for approximately 15 musical titles from the J-Bird catalog to be added to the web site each calendar quarter The charge to consumers for downloading the music is $1.99 per song track. A2b is responsible for collecting the fees and maintaining the web site. Revenues will be shared equally after a2b recovers its cost for developing the web site not to exceed $2,000. J-Bird is responsible to pay its artists 12% of its revenue share as a royalty fee and $.071 on each download as part of the mechanical license. Certain artists such as Billy Squier share equally the J-Bird revenue as a royalty fee. There was no revenue or costs associated with this agreement in 1998.

Note 6. Fixed Assets

Fixed assets consist of:

Computer equipment and software
Leasehold improvement
Furniture and fixtures

Accumulated depreciation

Note 7. Note Payable

The amount due at December 31, 1999 consist of a $81,251 line of credit bearing interest at the prime rate to provide the Company working capital.

Note 8. Common Stock

In 1998, the Company entered into investment advisory agreements with two firms to assist the Company in raising capital. The firms were issued 600,000 shares for their services. The Company recorded a charge to operations for $595,000 in connection with these agreements. The value of the stock issued was based upon the current market price of the stock at the date the agreements ere entered into.

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

Note 9. Commitments and Contingencies

(a)      Leases

The Company has an operating lease agreements for an office condominium Aggregate annual minimum future rental payments under the leases are $31,650, in 1999 and $18,466 in 2000. The Company has an option to purchase the office condominium for $379,800 at the end of the lease. Fifty percent of the aggregate lease payments would be applied to the purchase price. Rent expense was approximately $31,000 and $8,000 in 1998 and 1997, respectively.

(b) Operating Agreements

The Company has a one year agreement with a public relations firm that requires monthly payments of $4,500 in 1999.

(c) Common Stock

During the years ended December 31, 1999 and 1998, the Company issued shares of its common stock. These shares were not registered under the Securities Act of 1933 based on the exemption from registration thereunder provided by section 4
(2), thereof for offerings not involving a public offering.

Note 9. Subsequent Events

In January 1999 the Company obtained a $100,000 line of credit with a commercial bank. The line of bears interest at 2% above the bank's prime rate. Certain officers and shareholders have personally guaranteed the debt. The Company has borrowed $100,000 as of March 31,1999 under the line of credit.