Form 10QSB
period 2000-03-31
J BIRD MUSIC GROUP LTD
filed 2000-05-15
CIK 1057550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                   QUARTERLY REPORT UNDER REGULATION SB OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

For the Quarter Ended                                   Commission File Number:
March 31, 2000                                          0-24449

                             J-BIRD MUSIC GROUP LTD.
             (Exact Name of Registrant as specified in its charter)

         Pennsylvania                                     06-1411727
(State or other jurisdiction)                            (IRS Employer
of incorporation or organization)                    Identification Number)

                   396 Danbury Road Wilton, Connecticut 06897
             (Address and zip code of principal executive officers)

                                 (203) 761-9393
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reported required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES ( ) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Number of Shares Outstanding          Class                       Date

         24,818,395                Common Stock               March 31, 2000
                                 $.001 par value

                             J-BIRD MUSIC GROUP LTD.

                                      Index




PART I FINANCIAL INFORMATION

Balance Sheet March 31, 2000                                                 3

Statements of Operations
         Three Months Ended March 31, 2000 and 1999                          4

Statements of Cash Flow
         Three Months Ended March 31, 2000 and 1999                          5

Notes to Unaudited Financial Statements
         March 31, 2000                                                      6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                       8


PART II

Other Information                                                           11

Signatures                                                                  11

                             J-BIRD MUSIC GROUP LTD.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000

ASSETS

  Cash                                                               $    5,983
  Accounts Receivable                                                   552,772
  Inventory                                                             211,542
  Loans Receivable, Shareholder                                          13,092
  Loans Receivable I.M.M.                                                13,102
  Recording Advances                                                    111,500
                                                                     ----------
Total Current Assets                                                    907,991

  Fixed Assets, Net                                                     107,941
  Other Assets                                                              979
                                                                     ----------

Total Assets                                                         $1,016,911
                                                                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

  Account Payable and Accrued Expenses                               $  269,949
  Accrued Royalties                                                      75,000
  Notes Payable                                                          74,684
                                                                     ----------
Total Current Liabilities                                               419,633

  Due to Officers                                                        14,000
                                                                     ----------

Total Liabilities                                                       433,633
                                                                     ----------

  Stockholders' Equity
  Common Stock $.001 Par Value 50,000,000 Shares
    Authorized, 24,818,395 Issued and Outstanding                        24,818
  Paid in Capital                                                     9,443,037
  Subscription Receivable                                              (250,000)
  (Deficit)                                                          (8,634,577)
                                                                     ----------
Total Stockholders' Equity                                              583,278
                                                                     ----------

Total Liabilities and Stockholders' Equity                           $1,016,911
                                                                     ==========

                             J-BIRD MUSIC GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                       2000             1999
                                                       ----             ----

Net Sales                                        $   272,793       $   297,139

Cost of Sales                                        291,163           161,262

Operating Expenses:
  Advertising and Promotion                           40,417            66,397
  Professional Fees                                   20,192            27,313
  Amortization and Depreciation                        8,407             9,132
  Salaries                                            57,958            67,780
  Administrative Expenses                            295,603            63,148
                                                 -----------       -----------



Net (Loss) Before Other Income (Expenses)           (440,947)          (97,893)

Other Income (Expense)                                     0                 0



Net Loss                                         $  (440,947)      $   (97,893)
                                                 ===========       ===========

Net Loss per Common Share                        $     (0.02)      $     (0.01)

Weighted Average Common Shares Outstanding        23,818,395        14,325,395

                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999



                                                       2000             1999
                                                       ----             ----
Cash Flows from (Used In) Operating Activities
Adjustments to Reconcile Net (Loss) to Net Cash
From (Used In) Operating Activities:

  Net (Loss)                                        $(440,947)        $(97,893)
  Amortization and Depreciation                         8,406            9,132
  (Increase) in Accounts Receivable                    (1,493)         (60,824)
  (Increase) in Inventory                            (139,262)          (2,950)
  (Decrease) Increase in Accrued Royalties            (27,575)          53,655
  (Decrease) Increase in Accounts Payable              81,734         (228,277)
  (Increase) in Recording Advances                    (21,736)               0
                                                    ---------         --------
Net Cash (Used In) Operating Activities              (540,873)        (327,157)

Cash Flows from (Used In) Investing Activities
  Purchase of Fixed Assets                                  0           (8,900)
                                                    ---------         --------
Net Cash (Used In) Investing Activities                     0           (8,900)

Cash Flows from (Used In) Financing Activities
  Stock Issued for Cash                               581,250          250,000
  Net (Decrease) Increase in Bank Overdraft            (8,801)          48,452
  Net Increase in Officer and Shareholder Loans        36,222           (8,500)
  Net (Decrease) in Loan Due I.M.M.                   (55,250)         (55,900)
  Increase (Decrease) in Note Payable                  (6,565)         100,000
                                                    ---------          -------
Net Cash from Financing Activities                    546,856          334,052

Net (Decrease) Increase in Cash                         5,983           (2,005)

Cash, Beginning of Period                                   0            2,005
                                                    ---------         --------

Cash, End of Period                                 $   5,983         $      0
                                                    =========         ========

                             J-BIRD MUSIC GROUP LTD.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

J-Bird Records, Inc. is the first WorldWide Wed Recording Label (TM). The Company was officially launched on November 1, 1996 to market, distribute and sell music via a new medium - the Internet. At its Website, located at http://www.j-birdrecords.com, the Company attracts and signs recording artists through its on-line office and promotes, markets and sells their recordings through its on-line record store. J-Bird Records is a wholly owned subsidiary of J-Bird Music Group LTD.

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-SB filed for the year ended December 31, 1999.

Earnings (loss) per share are based on the weighted average number of shares outstanding. Common stock equivalents have not been considered as their effect would be anti-dilutive.

Note 2. Related Party Transactions

In October 1998, the Company entered into a credit agreement with I.M.M. International, Inc., a shareholder of the company, whereby I.M.M. will provide up to $500,000 in financing to the Company for working capital purposes. The agreement expired on March 31, 1999. Amounts outstanding under this agreement bear interest at 8% and are due on June 30, 2000. At March 31, 2000, the Company had advanced $63,102 to I.M.M.

Note 3. Common Stock

At March 31, 2000, warrants to purchase 87,140 shares of common stock exercisable through March 2002 at $.25 per share were outstanding.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of J-Bird Music Group LTD's, consolidated results of operations and financial condition for the three months ended March 31, 2000. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

J-Bird derives its revenues from three principle sources: (i) sales of compact disks ("CDs") directly to the artists for resale to consumers, (ii) CD sales on the J-Bird Website; and (iii) retail CD sales.

J-Bird's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the three months ended March 31, 2000 and the years ended December 31, 1999 and 1998. The Company has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past during which time the company had minimal revenues, are not meaningful indications of future performance. J-Bird incurred losses from continuing operations of $440,947 in the three months ended March 31, 2000, $2,147,065 for the year ended December 31, 1999 and $3,764,724 for the year ended December 31, 1998.

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

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders and a bank. The Company borrowed $100,000 under its line of credit agreement with a bank. As of March 31, 2000, the principle balance owed is $74,684. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations. In addition to the bank loan, the Company is presently funding its operating deficit through a credit agreement with I.M.M. International, Inc., a shareholder of the company. The Company has advanced $13,102 to I.M.M as of March 31, 2000.

The Company is currently pursuing long term financing for its operating activities and a potential acquisition. No source of financing has occurred to date and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations - Three months ended March 31, 2000 compared to three months ended March 31, 1999

                                                  2000               1999
                                                  ----               ----

         Net Sales                              $272,793           $297,139
         ---------

         Cost of Sales                          $291,163           $161,262
         -------------

In addition to obtaining the distribution agreement with Navarre, 2000 sales decreased due to the increasing number of returns even though the Company has signed on more artists, including three nationally recognized performers. The Company has 262 artists under agreements at March 31, 2000 compared to 252 at March 31, 1999.

                                                   2000             1999
                                                   ----             ----

         Advertising and Promotion Expenses    $  40,417         $  66,397
         ----------------------------------

The decrease in advertising and promotion is due to the level of operations of the Company.

         Professional Fees                     $  20,192         $  27,313
         -----------------

The decrease in professional fees is due to the lower level of legal and consulting fees of the Company.

         Salaries                              $  57,958         $  67,780
         --------

The decrease in salaries expense is due to the decreased number of employees.

         Administrative Expenses               $ 295,603         $  63,148
         -----------------------

The increase in administrative expenses is due to the increased of operations of the Company. Investment adviser fees, stock financing fees, printing and stationary, registration fees, insurance, postage and general office expenses increased by approximately $126,000. Additionally, in this quarter the Company had incurred an employee signing bonus of $35,000 and a consulting expense of $71,250. This expense was an exchange of services for common stock and did not affect the cash flow of the Company.

                                     PART II

                                OTHER INFORMATION



Item 1.  Legal Proceedings

         Not applicable

Item 2.  Changes in Securities

         Not applicable

Item 3.  Default upon Senior Securities

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

                                            J-Bird Music Group LTD.
                                            (Registrant)

Dated:                                      By:  John J. Barbieri
                                            President