Form 10QSB
period 2000-06-30
J BIRD MUSIC GROUP LTD
filed 2000-08-21
CIK 1057550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10 - QSB
                  QUARTERLY REPORT UNDER REGULATION SB OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

For the Quarter Ended                                    Commission File Number:
    June 30, 2000                                               0-24449

                            J-BIRD MUSIC GROUP LTD.
             (Exact Name of Registrant as specified in its charter)

          Pennsylvania                                          06-1411727
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

Number of Shares Outstanding               Class                      Date

         28,903,295                     Common Stock              June 30, 2000
                                      $.001 par value

                            J-BIRD MUSIC GROUP LTD.

                                     Index




PART I FINANCIAL INFORMATION



Balance Sheet June 30, 2000                                                    3

Statements of Operations
      Six Months Ended June 30, 2000 and 1999                                  4

Statements of Cash Flow
      Six Months Ended June 30, 2000 and 1999                                  5

Notes to Unaudited Financial Statements
      June 30, 2000                                                            6

Management's Discussion and Analysis of
      Financial Condition and Results of Operations                            8



PART II



Other Information                                                             11

Signatures                                                                    11

                            J-BIRD MUSIC GROUP LTD.
                           CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2000



ASSETS:

  Cash                                                             $     16,967
  Accounts Receivable                                                   519,943
  Inventory                                                             123,046
  Loans Receivable, Shareholder                                          45,000
  Loans Receivable I.M.M                                                 34,274
  Recording Advances                                                    115,980
                                                                   ------------
Total Current Assets                                                    855,210

  Fixed Assets, Net                                                      99,535
  Other Assets                                                              979
                                                                   ------------

Total Assets                                                       $    955,724
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY



  Account Payable and Accrued Expenses                             $    319,708
  Accrued Royalties                                                      99,500
  Notes Payable                                                          67,544
                                                                   ------------
Total Current Liabilities                                               486,752

  Due to Officers                                                        79,497
                                                                   ------------

Total Liabilities                                                       566,249
                                                                   ------------

  Stockholders' Equity
  Common Stock $.001 Par Value 50,000,000 Shares
    Authorized, 28,903,295 Issued and Outstanding                        28,903
  Paid in Capital                                                    10,417,077
  Subscription Receivable                                              (250,000)
  (Deficit)                                                          (9,806,505)
                                                                   ------------
Total Stockholders' Equity                                              389,475
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $    955,724
                                                                   ============

                            J-BIRD MUSIC GROUP LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999



                                                      2000             1999
                                                      ----             ----

Net Sales                                         $    523,293     $    367,369

Cost of Sales                                          776,763          248,476

Operating Expenses:
  Advertising and Promotion                             77,196           71,534
  Professional Fees                                     29,363          216,550
  Amortization and Depreciation                         16,813           18,274
  Salaries                                             100,091          150,514
  Administrative Expenses                            1,024,415           92,170
  Interest Expense                                           0            4,900
                                                  ------------     ------------


Net (Loss) Before Other Income (Expenses)           (1,501,348)        (435,049)

Other Income (Expense)                                       0
Financing fee-sale of discounted
Common stock                                                           (356,400)
Investment Advisory Fees                              (109,500)        (380,000)
Taxes                                                   (2,026)               0


Net Loss                                          $ (1,612,874)    $ (1,171,449)
                                                  ============     ============

Net Loss per Common Share                         $      (0.06)    $      (0.08)

Weighted Average Common Shares Outstanding          26,875,062       15,093,478

                            J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                         2000           1999
                                                         ----           ----
Cash Flows from (Used In) Operating Activities
Adjustments to Reconcile Net (Loss) to Net Cash
From (Used In) Operating Activities:

  Net (Loss)                                         $(1,612,874)   $(1,171,449)
  Amortization and Depreciation                           16,812         18,274
  Finance fee-sale of common stock
  At discount                                                  0        356,400
  (Increase) in Accounts Receivable                       32,829              0
  (Increase) in Inventory                                 88,496          1,301
  Stock Issued For Services                              728,125        551,500
  (Decrease) Increase in Accrued Royalties                24,500         66,701
  (Decrease) Increase in Accounts Payable                 91,013       (204,386)
  (Increase) in Recording Advances                         4,480              0
                                                     -----------    -----------
Net Cash (Used In) Operating Activities                 (626,619)      (381,659)

Cash Flows from (Used In) Investing Activities
  Purchase of Fixed Assets                                     0         (8,900)
                                                     -----------    -----------
Net Cash (Used In) Investing Activities                        0         (8,900)

Cash Flows from (Used In) Financing Activities
  Stock Issued for Cash                                  587,073         75,000
  Collection of Stock Subscriptions                            0        250,000
  Net (Decrease) Increase in Bank Overdraft                    0              0
  Net Increase in Officer and Shareholder Loans           34,497         (8,500)
  Net (Decrease) in Loan Due I.M.M                        23,172        (90,912)
  Increase (Decrease) in Note Payable                     (7,140)       100,000
                                                     -----------    -----------
Net Cash from Financing Activities                       637,602        395,588

Net (Decrease) Increase in Cash                           10,983          5,029

Cash, Beginning of Period                                  5,983          2,005
                                                     -----------    -----------

Cash, End of Period                                  $    16,966    $     7,034
                                                     ===========    ===========

                            J-BIRD MUSIC GROUP LTD.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


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

J-Bird Records, Inc. is the first WorldWide Web Recording Label ((TM)). The Company was officially launched on November 1, 1996 to market, distribute and sell music via a new medium - the Internet. At its Website, located at http://www.j-birdrecords.com, the Company attracts and signs recording artists through its on-line office and promotes, markets and sells their recordings through its on-line record store. J-Bird Records is a wholly owned subsidiary of J-Bird Music Group LTD.

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

Note 2.  Related Party Transactions

In October 1998, the Company entered into a credit agreement with I.M.M. International, Inc., a shareholder of the company, whereby I.M.M. will provide up to $500,000 in financing to the Company for working capital purposes. The agreement expired on March 31, 1999. Amounts outstanding under this agreement bear interest at 8% and are due on June 30, 2000. At June 30, 2000, the Company had advanced $34,274 to I.M.M.

Note 3.  Common Stock

At June 30, 2000, warrants to purchase 87,140 shares of common stock exercisable through March 2002 at $.25 per share were outstanding.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of J-Bird Music Group LTD's, consolidated results of operations and financial condition for the six months ended June 30, 2000. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

J-Bird derives its revenues from three principle sources: (i) sales of compact discs ("CDs") directly to the artists for resale to consumers, (ii) CD sales on the J-Bird Website; and (iii) retail CD sales.

J-Bird's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the six months ended June 30, 2000 and the years ended December 31, 1999 and 1998. The Company has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past during which time the company had minimal revenues, are not meaningful indications of future performance. J-Bird incurred losses from continuing operations of $1,624,286 in the six months ended June 30, 2000, $2,147,065 for the year ended December 31, 1999 and $3,764,724 for the year ended December 31, 1998.

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

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders and a bank. The Company borrowed $100,000 under its line of credit agreement with a bank. As of June 30, 2000, the principle balance owed is $67,544. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations. In addition to the bank loan, the Company is presently funding its operating deficit through a credit agreement with I.M.M. International, Inc., a shareholder of the company. The Company has advanced $34,274 to I.M.M as of June 30, 2000.

The Company is currently pursuing long term financing for its operating activities and a potential acquisition. No source of financing has occurred to date and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations - Six months ended June 30, 2000 compared to six months ended June 30, 1999

                                                  2000               1999
                                                  ----               ----

     Net Sales                                 $  523,293          $367,369
     ---------

     Cost of Sales                             $  776,763          $248,476
     -------------

In addition to obtaining the distribution agreement with Navarre, 2000 sales decreased due to the increasing number of returns even though the Company has signed on more artists, including three nationally recognized performers. The Company has 262 artists under agreements at June 30, 2000 compared to 252 at June 30, 1999.

                                                  2000               1999
                                                  ----               ----

     Advertising and Promotion Expenses        $   77,196          $ 71,534
     ----------------------------------

The increase in advertising and promotion is due to the level of operations of the Company

     Professional Fees                         $   29,363          $216,550
     -----------------

The decrease in professional fees is due to the lower level of legal and consulting fees of the Company

     Salaries                                  $  100,091          $150,514
     --------

The decrease in salaries expense is due to the decreased number of employees.

     Administrative Expenses                   $1,024,415          $ 92,170
     -----------------------

The increase in administrative expenses is due to the increased of operations of the Company. Investment adviser fees, stock financing fees, printing and stationary, registration fees, insurance, postage and general office expenses increased by approximately $154,000. Additionally, in the first quarter the Company had incurred an employee signing bonus of $35,000 and a consulting expense of $71,250. For the second quarter the Company incurred an additional $700,000 in consulting expenses. This expense was an exchange of services for common stock and did not affect the cash flow of the Company.

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