Form 10QSB
period 2000-09-30
J BIRD MUSIC GROUP LTD
filed 2000-11-14
CIK 1057550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                   QUARTERLY REPORT UNDER REGULATION SB OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

For the Quarter Ended                                    Commission File Number:
September 30, 2000                                                0-24449

                             J-BIRD MUSIC GROUP LTD.
             (Exact Name of Registrant as specified in its charter)

         Pennsylvania                                          06-1411727
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

Indicate by check mark whether the registrant (1) has filed all reports required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES /X/ NO / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Number of Shares Outstanding       Class                          Date

       32,678,295               Common Stock                September 30, 2000
                              $.001 par value

                             J-BIRD MUSIC GROUP LTD.

                                      Index

PART I FINANCIAL INFORMATION


Balance Sheet September 30, 2000                                               3

Statements of Operations
         Nine Months Ended September 30, 2000 and 1999                         4

Statements of Cash Flow
         Nine Months Ended September 30, 2000 and 1999                         5

Notes to Unaudited Financial Statements
         September 30, 2000                                                    6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         8



PART II

Other Information                                                             11

Signatures                                                                    11

                             J-BIRD MUSIC GROUP LTD.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000

ASSETS:

  Cash                                                             $     11,886
  Accounts Receivable                                                   519,943
  Inventory                                                             195,691
  Loans Receivable, Shareholder                                          68,128
  Loans Receivable I.M.M                                                  8,858
  Recording Advances                                                    185,980
                                                                   ------------
Total Current Assets                                                    990,486

  Fixed Assets, Net                                                      91,129
  Other Assets                                                              979
                                                                   ------------

Total Assets                                                       $  1,082,594
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY


  Account Payable and Accrued Expenses                             $    412,813
  Accrued Royalties                                                      33,000
  Notes Payable                                                          59,463
                                                                   ------------
Total Current Liabilities                                               505,276


Total Liabilities                                                  $    505,276
                                                                   ------------

  Stockholders' Equity

  Common Stock $.001 Par Value 50,000,000 Shares
    Authorized, 32,678,295 Issued and Outstanding                        32,779
  Paid in Capital                                                    10,794,452
  Subscription Receivable                                              (250,000)
  (Deficit)                                                          (9,999,913)
Total Stockholders' Equity                                              577,418
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  1,082,594
                                                                   ============

                             J-BIRD MUSIC GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                       2000             1999
                                                  ------------     ------------

Net Sales                                         $    538,988     $    389,101

Cost of Sales                                          742,480          301,845

Operating Expenses:
  Advertising and Promotion                             84,877          108,908
  Professional Fees                                     56,211          248,490
  Amortization and Depreciation                         25,219           27,411
  Salaries                                             108,155          112,667
  Administrative Expenses                            1,161,958          276,338
  Interest Expense                                       5,944            3,832
                                                  ------------     ------------


Net (Loss) Before Other Income (Expenses)           (1,645,855)        (690,390)

Other Income (Expense)                                       0
Financing fee-sale of discounted Common stock                          (647,800)

Investment Advisory Fees                              (159,500)        (380,000)
Taxes                                                     (927)               0


Net Loss                                          $ (1,806,282)    $ (1,718,190)
                                                  ============     ============

Net Loss per Common Share                         $      (0.07)    $      (0.10)

Weighted Average Common Shares Outstanding          28,533,395       16,680,395

                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                                         2000           1999
                                                     -----------    -----------
Cash Flows from (Used In) Operating Activities
Adjustments to Reconcile Net (Loss) to Net Cash
From (Used In) Operating Activities:

  Net (Loss)                                         $(1,806,282)   $(1,718,190)
  Amortization and Depreciation                           25,219         27,411
  Finance fee-sale of common stock
  At discount                                                  0        647,800
  (Increase) in Accounts Receivable                       31,257        (10,027)
  (Increase) in Inventory                               (123,491)        72,776
  Stock Issued For Services                              852,500        775,500
  (Decrease) Increase in Accrued Royalties                83,480         66,701
  (Decrease) Increase in Accounts Payable                312,093        (91,562)
  (Increase) in Recording Advances                        96,280              0
                                                     -----------    -----------
Net Cash (Used In) Operating Activities                 (528,944)      (229,591)

Cash Flows from (Used In) Investing Activities

  Purchase of Fixed Assets                                     0        (36,785)
                                                     -----------    -----------
Net Cash (Used In) Investing Activities                        0        (36,785)

Cash Flows from (Used In) Financing Activities

  Stock Issued for Cash                                  743,231        525,000
  Collection of Stock Subscriptions                                     250,000
  Net (Decrease) Increase in Bank Overdraft                    0              0
  Net Increase in Due from Officer                        12,828           (530)
  Net (Decrease) in Loan Due I.M.M                       (50,958)        29,303
  Increase (Decrease) in Note Payable                    (21,737)        78,539
  Investment Advisory Fees                              (159,500)      (380,000)
                                                     -----------    -----------
Net Cash from Financing Activities                       523,864        502,312

Net (Decrease) Increase in Cash                           (5,080)       235,936

Cash, Beginning of Period                                 16,966          2,005
                                                     -----------    -----------

Cash, End of Period                                  $    11,886    $   237,941
                                                     ===========    ===========

                             J-BIRD MUSIC GROUP LTD.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

Note 2.  Related Party Transactions

In October 1998, the Company entered into a credit agreement with I.M.M. International, Inc., a shareholder of the company, whereby I.M.M. will provide up to $500,000 in financing to the Company for working capital purposes. The agreement expired on March 31, 1999. Amounts outstanding under this agreement bear interest at 8% and are due on June 30, 2000. At September 30, 2000, the Company had advanced $8,858 to I.M.M.

Note 3.  Common Stock

At September 30, 2000, warrants to purchase 87,140 shares of common stock exercisable through March 2002 at $.25 per share were outstanding.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of J-Bird Music Group LTD's, consolidated results of operations and financial condition for the nine months ended September 30, 2000. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

J-Bird derives its revenues from three principle sources: (i) sales of compact discs ("CDs") directly to the artists for resale to consumers, (ii) CD sales on the J-Bird Website; and (iii) retail CD sales.

J-Bird's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the nine months ended September 30, 2000 and the years ended December 31, 1999 and 1998. The Company has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past during which time the company had minimal revenues, are not meaningful indications of future performance. J-Bird incurred losses from continuing operations of $1,806,282 in the nine months ended September 30, 2000, $2,147,065 for the year ended December 31, 1999 and $3,764,724 for the year ended December 31, 1998.

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

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders and a bank. The Company borrowed $100,000 under its line of credit agreement with a bank. As of September 30, 2000, the principle balance owed is $59,463. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations. In addition to the bank loan, the Company is presently funding its operating deficit through a credit agreement with I.M.M. International, Inc., a shareholder of the company. The Company has advanced $8,858 to I.M.M as of September 30, 2000.

The Company is currently pursuing long term financing for its operating activities and a potential acquisition. No source of financing has occurred to date and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations - Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

                                                2000             1999
                                              --------         --------

         Net Sales                            $538,988         $389,101
         ---------

         Cost of Sales                        $742,479         $301,845
         -------------

In addition to obtaining the distribution agreement with Navarre, 2000 sales decreased due to the increasing number of returns even though the Company has signed on more artists, including three nationally recognized performers. The Company has 338 artists under agreements at September 30, 2000 compared to 250 at September 30, 1999.

                                                     2000        1999
                                                     ----        ----

         Advertising and Promotion Expenses        $ 84,877    $108,908
         ----------------------------------


The decrease in advertising and promotion is due to the level of operations of the Company.

         Professional Fees                         $ 56,211    $248,490
         -----------------


The decrease in professional fees is due to the lower level of legal and consulting fees of the Company.

         Salaries                                  $108,155    $112,667
         --------


The decrease in salaries expense is due to the decreased number of employees.

         Administrative Expenses                   $1,161,958  $276,338
         -----------------------

The increase in administrative expenses is due to the increased of operations of the Company. Investment adviser fees, stock financing fees, printing and stationary, registration fees, insurance, postage and general office expenses increased by approximately $154,000. Additionally, in the first quarter the Company had incurred an employee signing bonus of $35,000 and a consulting expense of $71,250. For the second quarter the Company incurred an additional $700,000 in consulting expenses. Additionally, in the third quarter the Company incurred another $81,250 for consulting. This expense was an exchange of services for common stock and did not affect the cash flow of the Company.

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

                                            J-Bird Music Group LTD.
                                            (Registrant)
                                            /s/ John J. Barbieri
Dated: November 14, 2000                    By: John J. Barbieri
                                            President