Form 10-K
period 2000-12-31
J BIRD MUSIC GROUP LTD
filed 2001-03-23
CIK 1057550

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000, or

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

                         Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1O-KSB or any amendment to this Form 1O-KSB. [ X ]


The issuer's revenues for its most recent fiscal year: $1,026,714.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on March 8, 2001 was $2,794,284.

As of December 31, 2000, the Registrant had outstanding 35,778,295 shares of Common Stock, par value $0.001.

Documents incorporated by reference: None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                     Page

Part I

1.       Description of Business                                               3


2.       Description of Properties                                             7

3.       Legal Proceedings                                                     7


4.       Submission of Matters to a Vote of Security Holders                   7

Part II


5.       Market for Common Equity and Related Stockholder Matters              8


6.       Management's Discussion and Analysis of Financial Condition

         and Results of Operations                                             8

7.       Financial Statements                                                 10


8.       Changes in and Disagreements with Accountants on Accounting

         and Financial Disclosure                                             11


Part III

9.       Directors, Executive Officers, Promoters and Control


         Persons; Compliance with Section 16(a) of the Exchange Act           13

10.      Executive Compensation                                               13

11.      Security Ownership of Certain Beneficial Owners and Management       14

12.      Certain Relationships and Related Transactions                       15

13.      Exhibits and Reports on Form 8-K                                     15

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

GENERAL



     J-Bird Records began in 1996 as "The First World Wide Web Recording Label" (jbirdrecords.com), signing, promoting and selling its artists' CDs exclusively online. The company quickly developed a traditional brick and mortar presence to enhance its efforts, thereby creating a hybrid label combining the best of both offline and online worlds. J-Bird Records is an independent label with a roster of over 350 artists including Rockapella, John Entwistle, the Guess Who, Mitch Ryder, Jimmie Van Zant, Lee Rocker, Billy Squier and more. The label utilizes traditional and online marketing and distribution methods for the promotion of its artists. The Navarre Corporation is the label's exclusive North American distributor to retail accounts. Navarre is the leading independent distributor of music and music-related products throughout North America.

     J-Bird Records' business model combines sustained profitability in the traditional retail marketplace along with the online world, thus enabling it to withstand the dot-com fallout as compared to exclusive online music-related companies, who have not. As a result, the company has emerged as a strong industry competitor, anticipating profitability in 2001.

     J-Bird Records attracts a wide array of established and emerging talent by offering artists a greater level of creative control and involvement. J-Bird Records offers recording contracts which allow artists to exercise a large amount of self-direction in their career planning, while driving those careers toward a successful future. In addition to its expanding talent list, J-Bird is also building its base of assets by acquiring existing libraries of recordings including collections of music from Duke Ellington and Bing Crosby.

     The J-Bird website, www.jbirdrecords.com, acts as a highly effective, cost-sensitive sales and marketing vehicle for its artists. The site is a completely interactive and user-friendly one offering a broad selection of music from its extensive catalog. Consumers can review artists biographies, view CD artwork, listen to full song samples in streaming audio format, check artists' tour dates, read press reviews and purchase the full CD via J-Bird's e-commerce functionality. Furthermore, J-Bird is immune to the legal ghosts that haunt many music-related sites which offer free MP3 downloads since J-Bird only offers free downloads with the full permission and approval from its artists.

     The Company's emphasis is to sign and develop artists, create consumer demand and strategically align itself with other companies to enhance its presence in the marketplace.


     Methods of artist development include the review and critique of music, imaging, artist management, tour support and merchandising. Consumer demand is created through both traditional industry methods and strategic cutting edge promotions via the Internet and other emerging technologies. Traditional methods include but are not limited to publicity campaigns, radio promotions, retail placement & programs, and television appearances. Methods of Internet marketing include downloads, streaming audio, online promotions with traditional retail partners, cybercasts, chats, Internet radio, contests, giveaways, online retail placement and satellite TV & radio.

The Company has already begun positioning itself to take advantage of the new opportunities for promotion and revenue growth from online sources. According to Jupiter Communications, US online music sales are expected to reach $5.4 billion in the year 2005, up from $387 million in 1999. These numbers are based on combined digital music downloads and physical product sold via online resources. Online music is expected to secure approximately one fourth of the total US market sales in 4 years, with digitally distributed products representing 28% of total online dollars (or $1.5 billion by 2005). With peer-to-peer file sharing (such as Napster) coming under fire for not allowing the artist to be compensated for sharing of digital music files, the distribution of digital music appears ready to move to subscriptions to digital music services that will allow the consumer access to music files and reward the artist and label as well.


The Company is poised to take advantage of the financial and promotional opportunities presented to it by aligning itself with third-party digital music providers by licensing its catalog and marketing its services to media and commerce partners, already established as destination sites for music, who provide networked sharing subscription services and digital downloads. These services, industry-wide, are expected to reach approximately $1 billion in 2005, and music downloads will grow to $530 million in the same timeframe. Physical music products (CDs) purchased online are expected to grow from $380 million in 1999 to $3.8 billion in 2005.

     In addition to the above strategies, J-Bird has recently streamlined operating costs, reduced overhead and consolidated inventory, all helping to reduce the company's breakeven point. These combined factors are designed to enable the Company to achieve profitability in the year 2001.


STRATEGIC ALLIANCES

                               NAVARRE CORPORATION

     In 1997 the Company signed a distribution agreement with Navarre Corporation providing J-Bird with a North American presence and sales force in both the traditional retail establishment and the online retail community. The agreement also provides for the manufacturing of J-Bird products and retail cooperative advertising with the associated costs offset by sales. Navarre's independent music division's unique programs and policies provide a rapid response competitive edge for artists, labels and trends, that the majors and other independents cannot match. These services allow Navarre to entice a higher quality label and artist. In addition to J-Bird, Navarre distributes titles from artists such as Kenny Rogers, Willie Nelson, Charlie Daniels, Vonda Shepard and The Irish Tenors.

                        BIANCO MUSIC & ENTERTAINMENT LTD.


     In November, 2000 the Company entered into an exclusive agreement with London-based Bianco Music & Entertainment Ltd. for the distribution of J-Bird's music to retail accounts throughout Europe and the UK. Bianco is an independent music and entertainment company offering a wide-ranging selection of music to a worldwide audience. Bianco is exclusively distributed by BMG, one of the largest and most-established music distribution houses in the world. With this agreement, J-Bird titles are now available at key accounts throughout Europe and the UK including Tower Records, HMV, Borders, MVC and all leading One-Stops.


                                    VITAMINIC


     In August, 2000 the Company entered into a promotional license agreement with Vitaminic, Inc. Vitaminic is Europe's leading Internet community for the legal promotion and delivery of music in digital format. Several J-Bird artists have enjoyed being featured at Vitaminic since the new relationship began between the two companies, proving the viability of the J-Bird roster of talent. Featured J-Bird artists on Vitaminic's homepage include the John Entwistle Band and Pornosonic, both charting on the site's top 10 most downloaded tracks. J-Bird's Duke Ellington compositions have also had two tracks in the top 10 for over two months. This has created added exposure to the label and traffic to its web site from music lovers in the US and abroad. Founded in April 1999, Vitaminic presently has offices in eight countries, with seven in Europe -- Italy, Germany, The United Kingdom, France, Spain, The Netherlands and Sweden -- and one in the United States. Vitaminic is a platform open to new standards and formats and to new broadband and wireless communication technologies, through which artists and record companies can promote and sell their music in digital format. Meanwhile, consumers can choose from a catalog organized into over 250 genres of music. The sites in the Vitaminic network generated over 8,000,000 page views and 2,500,000 delivered songs in June 2000 alone. Since operations began, over 300 record companies and more than 10,000 artists have uploaded over 45,000 tracks and put them on sale on the Vitaminic Network, while registered users currently number over 250,000.


                               LAPPEN ENTERPRISES


In December, 2000 the Company entered into a non-exclusive agreement with Los Angeles-based music business consulting firm Lappen Enterprises. Lappen Enterprises will represent J-Bird's catalog for placement in film, TV and soundtrack projects including outlets such as ABC, CBS, NBC, MTV, Fox, Sony Pictures, Walt Disney, New Line Cinema, Paramount, Miramax and more. Lappen has already been able to secure placement of music by J-Bird recording group Funk Kin in an action sports motocross video that will be widely available throughout North America in April 2001. Lappen Enterprises past and current associations include consulting for Ringo Starr's All-Star Band 3-CD box set, Casey Kasem Presents America's Top 40 7-CD box set, spoken word albums from Ray Manzarek (The Doors) & Paul Kantner (Jefferson Airplane/Starship) and representing clients including the legendary Sun Records, Razor & Tie Entertainment and more.

                                  OXYGEN MEDIA


In July, 2000 the Company entered into a licensing agreement with Oxygen Media, allowing Oxygen to use music by J-Bird artists during its television programming. In November, 2000 J-Bird artist Rockapella performed live on Oxygen Media's Pure Oxygen program. Also, on several occasions, Oxygen's music producers have selected J-Bird artists Rockapella and Barry Kingston & the Screaming Souls as "Artists of the Day". This means that during Oxygen's television programming, these artists' music has been used exclusively during live segments and been acknowledged and credited visually on-screen. Oxygen Media is an integrated media brand that serves modern women by combining the best qualities of the Internet and cable television. Founded in 1998 by Geraldine Laybourne and in partnership with Marcy Carsey, Tom Werner, Caryn Mandabach and Oprah Winfrey, Oxygen consists of a growing network of popular websites, and a 24-hour cable network, which launched in February, 2000. The Oxygen cable programming is available in over 9 million households.


                              OTHER MEDIA EXPOSURE

     In addition to the above strategic alliances, J-Bird has independently secured valuable placement of music by its artists on major media programming outlets including Good Morning America, Home Shopping Network, VH-1, MTV and various independent films.


CATALOG EVALUATION

     The Company's catalog of 350 artists is currently not valued for accounting purposes in accordance with generally accepted accounting principles as described in the 2000 Annual Report on 10K-SB. Therefore the Company's catalog could be a significant off balance sheet asset worth more than currently represented in the December 31, 2000 balance sheet.



HISTORY


     On October 7, 1997, Caltron, Inc. entered into a Stock Purchase Agreement with the shareholders of J- Bird Records, Inc., to acquire shares of J-Bird Records, Inc., for the equivalent number of shares of Caltron, Inc. The total number of shares exchanged in this transaction was 4,480,000. On October 8, 1997, Caltron, Inc. changed its name to J-Bird Music Group LTD.




GOVERNMENTAL REGULATION

     There is no material government regulation of the Company's business.



COMPETITION


     The Company encounters intense competition throughout the music industry. The company believes, however, that in the aggregate it competes successfully and has a strong growing position in its principal product line, although the strength of its position varies with products and markets.


     The Company believes that its attractive product planning, the high quality of its products, employee experience, dedication, knowledge, ability to secure strong relationships and its marketing and servicing efforts are important factors in advancing its competitive position.

     The music business is a historically volatile and dynamic industry and the Company's competitive position is affected by changing technology and product introductions, limited product life cycles, popularity of music titles, seasonality, consumer spending and other economic trends.

     Success in the music entertainment business is dependent to a large extent upon the artistic and creative abilities of employees and outside talent and is subject to the vagaries of public taste. Its competitive position in the future depends on its continuing ability to attract and develop talent that can achieve a high degree of public acceptance.

     Consumers have a wide range of choices, technologies and medias for their entertainment expenditures. The Company competes for these consumer dollars on the basis of the types of music it selects for distribution and the marketing of its selections through traditional and non-traditional methods in both the on-line and off-line environments.


EMPLOYEES

         The Company has 3 employees.

                        ITEM 2. DESCRIPTION OF PROPERTIES


     The Company's principal place of business is an office located at 396 Danbury Road, Wilton, Connecticut 06897. The office facility consists of approximately 1800 square feet purchased by J-Bird Music Group on November 1, 2000 for $422,000. A down payment of $22,000 was made and the Company mortgaged the property with a fifteen (15) year mortgage of $400,000 which requires a monthly mortgage payment of $4,057.



                            ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.




           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 2000.

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

CALENDAR QUARTER ENDED                      HIGH BID                   LOW BID

March 31, 1998                              $0.75                      $0.3125
June 30, 1998                               $1.75                      $0.28125
September 30, 1998                          $1.59375                   $0.5625
December 31, 1998                           $1.25                      $0.5313

 March 31, 1999                             $0.562                     $0.531
June 30, 1999                               $0.74                      $0.625
September 30, 1999                          $0.467                     $0.41
December 31, 1999                           $0.32                      $0.32

March 31, 2000                              $ 0.9531                   $0.7969
June 30, 2000                               $0.2188                    $0.2188
September 30,2000                           $0.1094                    $0.0781
December 31, 2000                           $0.0625                    $0.0469

     There are approximately 146 shareholders of record, which figure does not take into consideration those shareholders whose certificates are held in the name of broker-dealers.

     As of the date hereof, the Company has not paid or declared any cash dividends. The Company can give no assurance that it will generate future earnings from which cash dividends can be paid. Management has followed the policy of retaining earnings to finance the development of the business. Such a policy is likely to be maintained as long as necessary to provide working capital for the Company's operations.


     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding the Company's consolidated results of operations and financial condition for the years ended December 31, 2000 and 1999. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

     The Company derives its revenues from three principle sources: a (i) sale of compact discs ("CDs") directly to the artists for resale to consumers; (ii) CD sales on the Company's website; and (iii) retail CD sales.

     The Company's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the years ended December 31, 2000 and 1999. The Company has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past, during which time the Company had minimal revenues, are not meaningful indications of future performance. The Company incurred losses from continuing operations of, $2,633,006 and $2,147,064 for the years ended December 31, 2000 and 1999.


     As a start-up entity in 1997, the Company sold directly to retail markets with minimal results. In the second half of 1997 the Company was able to obtain two distribution agreements with regional distributors, Twinbrook and City Hall. This enabled the Company to establish a regional presence and provided credentials that assisted in signing a Distribution Agreement with Navarre Corporation.in December 1997. The agreement with Navarre provides the Company with a national presence in approximately 52,000 traditional retail establishments while also providing the Company with a national sales force that has existing relationships with the major retail outlets in the country.



LIQUIDITY AND CAPITAL RESOURCES


     The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders. On December 31, 2000 the Company had a cash overdraft of $47,289. In 2000 the Company received $800,000 in cash from the sale of stock through subscription agreements. There is no amount due under stock subscriptions at December 31, 2000.


     In January 1999 the Company obtained a $100,000 line of credit with a commercial bank. The line of credit bears interest at 2% above the bank's prime rate. Certain officers and shareholders have personally guaranteed the debt. The Company has borrowed $49,936 as of December 3l, 2000 under the line of credit.



RESULTS OF OPERATIONS- YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999


A comparison of the 2000 results to the 1999 results is as follows

                                                         2000           1999
                                                   ----------       --------
Net Sales                                          $1,026,714       $498,190
------------
Cost of Sales                                      $  781,973       $207,370

     Sales increased in 2000 over 1999 primarily as a result of the distribution agreement with Navarre. Sales also increased due to the increased number of artists signed by the Company in 2000, including several nationally recognized performers.

     The Company has 350 artists under agreements at December 31, 2000, compared to 278 at December 31, 1999.


                                                         2000           1999
                                                   ----------       --------

Advertising and Promotion Expenses                   $188,766        $83,804
----------------------------------


The increase in advertising and promotion is due to increased levels of promoting artists.


Professional Fees                                     $94,573       $370,134
-----------------

The decrease in professional fees is due to the lower level of legal fees incurred in 2000.


Salaries                                             $107,542       $156,958
--------


The decrease in salary expense is due to the decrease in the number of employees, partially offset with more labor out sourced.


Financing Fee-Sale of Discounted Stock                     $0       $671,400
--------------------------------------


Financing fees related to the non-cash charge in 1999 for the purchase of restricted common stock at a discount to the market value of the stock.


Administrative Expenses                            $1,665,558     $1,000,096
-----------------------


Increase is due to the increased use of consultants in operations of the Company.


Interest Expenses                                      $5,944        $18,632
-----------------


Interest expense has been reduced due to a lower level of borrowing under the Company's line of credit in 2000.



                          ITEM 7. FINANCIAL STATEMENTS


     The financial statements of the Company appear in this report beginning with the Index to Financial Statements on page F-1.

       ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE


     There have been no changes in or disagreements with accountants in the past three years except as follows: As described in the Company's 8-K filed November 8, 1999, the independent auditors of the Company for 1998 were Schnitzer & Kondub, P.C. On October 28, 1999, the Company replaced Schnitzer & Kondub with the accounting firm of Caracansi Ramey & Associates, LLC to audit the Company's 1999 financial statements. The Board of Directors of the Company approved this change. The reason for the change in independent auditors to Caracansi Ramey & Assoc. was due to a mutual agreement between the Company and Schnitzer & Kondub to terminate the engagement based upon Schnitzer & Kondub's desire to focus its practice on non-public companies.




                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND OFFICERS

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

NAME                          AGE      POSITIONS                           SINCE

Hope D. Trowbridge            39       President, Treasurer & Director     1991


Asa L. Fish                   34       Secretary and Director              1997


Darren N.. Nowicki            29       Director                            2000

All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

The following is information on the business experience of each director and officer.



HOPE D. TROWBRIDGE: President of J-Bird Music Group LTD since December 2000. Treasurer and Director of J-Bird Music Group LTD since June 7, 1991. Corporate Secretary from June 7, 1991 to December, 2000. From December 1992 to the present Ms. Trowbridge has served as the Corporate Secretary and a Director of Marcorp, Inc., an inactive publicly held corporation with no assets. She is currently the President, Treasurer and a director of the J-Bird Music Group LTD subsidiary, J-Bird Records, Inc.


ASA L. FISH, Corporate Secretary since December 2000. Director of J-Bird Music Group LTD since April 1997. Mr. Fish has been Promotions Director for the Company since May, 1998. He is responsible for hiring and overseeing independent radio promotion teams to secure airplay for selected J-Bird artists. He directly contacts radio program and music directors on a weekly basis. He secures radio morning show interviews and airplay for artists, having relationships with top-rated shows in most major and secondary markets including WPLJ-New York and KLOS-Los Angeles. He has secured relationships with various online and traditional entertainment companies for the promotion of J-Bird artists. Some Companies with which J-Bird has ongoing relationships as a result of Mr. Fish's efforts are Oxygen Media, RioPort, Launch, Winstar Radio Services, Vitaminic, and more. Mr. Fish is currently the Corporate Secretary and Director of the J-Bird Music Group LTD subsidiary, J-Bird Records, Inc.

DARREN N. NOWICKI: Director of J-Bird Music Group LTD since September 2000. Mr. Nowicki is currently responsible for A&R (artist & repertoire)/Artist Development. Prior to assuming his current position he joined J-Bird Records in November, 1996 as an A&R Representative based in Philadelphia. Notable artists he is responsible for signing to the J-Bird label include Mitch Ryder, Pornosonic, Dr. Duke Tumatoe and Funk Kin. Prior to joining J-Bird, he was a music news writer & editorial assistant at leading industry trade publication Friday Morning Quarterback (FMQB). Other previous experience includes work at WMMR, Philadelphia, WCSX, Detroit and independent promotion.


The following is information about the business experience of all control persons, key personnel and consultants.

DOUGLAS G. McCASKEY. General Manager. Chairman and Director of J-Bird Music Group from October, 1997 to April, 2000. President and Director of Marcorp, Inc., an inactive publicly held corporation with no assets.


ROBERT MORRISON, National Sales Manager, J-Bird Music Group. Mr. Morrison has been with the company since April, 1997. He is in charge of J-Bird's retail sales division. Prior to joining J-Bird, he was with Alliance Entertainment Group, serving as the Director of Purchasing. With over 12 years of purchasing and inventory management background, his understanding of the retail buyer's environment has put J-Bird a step ahead of its competitors. He has developed terms and policies that support the current retail climate and has built relationships with buyers based on common grounds.


CHRISTOPHER S. HENSLEY, Consultant. Mr. Hensley is currently under contract as a consultant to the Company. He has over 25 years of experience in entertainment marketing and project development. He has held Vice President positions for major label groups EMI, Elektra and RCA Records where he was instrumental in developing artists including The Eagles, Linda Ronstadt, Jackson Browne, Queen, Warren Zevon, ZZ Top, Dave Matthews, Michael Penn, Ray Davies (Kinks), Joan Baez and Robert Palmer.

In the new media world, he was a founding partner for Mediagraphics International, a company that developed and marketed high concept advertising and imaging vehicles for domestic and international clients including Coca-Cola, the United Nations, Ogilvy-Mather, the Columbus Pavilion in Genoa, Italy and Atlanta's Hartsfield Airport. As General Manager for N2K Encoded Music, he oversaw start-up and marketing strategies for the first internet positioned recording label, and was part of the management team that led N2K, Inc. to a successful IPO less than 12 months after inception. Recent activities include serving on the Board of Directors for the Interactive Music Expo (IMX), executive producing gospel recording artist Cece Winan's first broadcast and home video, and developing the internet affiliate network for "Live From The Lamb Theater."

BRIAN J. MURPHY, Consultant. Mr. Murphy joined J-Bird in December 2000 to help the Company become a fully integrated entertainment company. His focus is on developing new markets for J-Bird in the areas of entertainment, including television and live events. He will also concentrate on artist development and corporate sponsorships, increasing J-Bird's overall growth and presence in the entertainment industry. Mr. Murphy is CEO of Fearless Entertainment, Inc. which is a multi-faceted entertainment company. Previously, he was an Executive Vice President and General Manager of Warner Custom Music, a Time Warner Company. He was responsible for the corporate marketing and promotion of the Warner Music Group where he developed and implemented third party funded, music driven strategic marketing and promotional relationships.

     While at Warner, he negotiated multi-year marketing agreements with major corporations including General Motors, Sony Electronics, The House of Seagram, Hard Rock Cafe International and Kraft/General Foods. His client list included Turner Sports, AT & T, National Football League (NFL), National Basketball Association (NBA), Coca-Cola, Audi, Miller Beer and MasterCard.


     He later went on to become the Managing Partner/Consultant for Warner/TBA where he created and produced television broadcasts, live events and music tours. Among the television productions he was Executive Producer for were Music in High Places, TV series, 2000; Montreux Jazz Festival (PPV), 2000; Hard Rock RockFest (MTV, VH1), 1999 and 1997; The Original Bad Company Reunion (PPV), 1999; NASCAR Rocks (TNN,CMT), 1999; CMA Awards Backstage Pass (PPV), 1999; and Goodwill Games Opening Celebration and Closing Ceremonies (TBS), 1998.

     Among the Live Events and Music Tours he Executive Produced were Montreux Jazz Festival US Tour, 2000; Hard Rock Rock Fest, 2000, 1999 and 1997; Goodwill Games Global Pavilion, 1998; NFL on TNT Tailgate Parties, 1998; The Show at NBA ALL-STAR Weekend for TNT, 2000 and 1998; Miller Lite Jamizon Tour, 1998; and Crown Royal Country Music Series, 1996, 1995, 1994 and 1993. DVD, CD, CD-Rom & Cassette credits include Montreux Jazz Festival Anthology (CD), 2000, JVC's Under the Covers (DVD), 1999 and Furit of the Loom's All-Star Collection (CD), 1996.



SECTION 16(A) FILING COMPLIANCE


     Section 16(a) of the Securities Exchange Act of 1934 requires officers and Directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to the Company. The Company believes that all required filings have been made.


                         ITEM 10. EXECUTIVE COMPENSATION


     John Barbieri had a loan agreement with the Company for $145,000 which was guaranteed by 500,000 shares of J-Bird Music Group LTD. Common stock. As of January 2000 the loan was $110,560 and was partially offset by his salary of $42,432 paid to him in the year 2000. The remaining balance of $68,128 will be offset by returning 100,000 shares of J-Bird Music Group LTD. common stock back into the Company's treasury per a Letter of Agreement with the Company dated December 26, 2000. Mr. Barbieri resigned as President/CEO/Director of J-Bird Music Group LTD. on

November 29,2000. He concurrently resigned as President/Director of J-Bird Records, Inc., a subsidiary of J-Bird Music Group LTD. effective November 29,2000.


ITEM II. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 19, 2001, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii). all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                       COMMON        PERCENT OF
                                                       SHARES          CLASS (2)

John J. Barbieri (4)                                1,290,000              .036
396 Danbury Road
Wilton, CT  06897

IMM International, Inc. (2)                         4,200,000              .117
#2 Springhill Road, Suite 17
Norwalk, CT  06851

Douglas G. McCaskey (3)(4)                            200,000              .005

Hope D. Trowbridge (1)(2)                             399,000              .011

Asa L. Fish (1)                                       335,000              .009

Darren N. Nowicki (1)                                 170,000              .004

All Executive officers and
  Directors as a Group (3 persons)                  5,104,000              .143

(1) These persons are all of the executive officers and directors of the Company.

(2) Hope D. Trowbridge is the sole officer, director, and shareholder of IMM International, Inc. Accordingly, Miss Trowbridge has voting and investment control over these shares.

(3) Includes 200,000 shares held by Mr. McCaskey through a general partnership in which he is the general partner and principal owner. Accordingly, Mr. McCaskey has voting and investment control over these shares.

(4) John J .Barbieri, former President/CEO of J-Bird Music Group LTD. Resigned November 29, 2000. Douglas G. McCaskey, former Chairman & Director, resigned April 2000.




             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


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

EXHIBITS.

  Exhibit   SEC Ref.   Tile of Document                              Location
     No.       No.

     1      (3)(i)     Articles of Incorporation, as amended (1)     Fm 10-SB
                                                                     Page E-1

     2      (3)(ii)    By-Laws (1)                                   Fm 10-SB
                                                                     Page E-8

     3      (10)       Navarre Corporation Distribution
                       Agreement (1)                                 Fm 10-SB
                                                                     Page E-35

     4      (10)       AT&T Download Agreement dated
                       May 14, 1998                                  This Filing
                                                                     Page E-1

     5      (10)       Assignment Agreement with ROSS
                       Corporation dated December 10, 1997           This Filing
                                                                     Page E-9

     6      (10)       Agreement to Discharge Promissory
                       Note with ROSS Corporation dated
                       November 12, 1998                             This Filing

                                                                     Page E-11


     7      (10)       Credit Agreement with IMM
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

FORM 8-K FILINGS


One report on Form 8-K was filed November 1999 to establish the accountant of record as Caracansi Ramey & Associates, LLC. One report on Form 8-K was filed April 2000 increasing the number of common shares from 25 million to 50 million.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             J-BIRD MUSIC GROUP LTD.

Date:  March 20, 2001                        By: Hope D. Trowbridge, President

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated:  March 20, 2001                       Hope D. Trowbridge, Director

Dated:  March 20, 2001                       Asa L. Fish, Director

Dated:  March 20, 2001                       Darren N. Nowicki, Director

                             J-BIRD MUSIC GROUP LTD.
                              FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                                    CONTENTS


Independent Auditors' Report.................................................F-2

Balance Sheet................................................................F-3

Statements of Operations.....................................................F-4

Statements of Stockholders' Equity...........................................F-5

Statements of Cash Flows.....................................................F-8

Notes to the Financial Statements...........................................F-11

INDEPENDENT AUDITORS'REPORT

Board of Directors
J-Bird Music Group LTD.

We have audited the accompanying balance sheet of J-Bird Music Group LTD. as of December 31, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J-Bird Music Group LTD. as of December 31, 2000 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2000 in conformity with generally accepted accounting principles.

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

                             J-BIRD MUSIC GROUP LTD.
                          COMPARATIVE BALANCE SHEET AT
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS



                                                           2000            1999
                                                   ------------    ------------


Cash                                                   $      0        $      0
Accounts Receivable                                      17,038         551,279
Inventory                                               161,599          72,280
Loans receivable, shareholder                            68,128          55,314
Recording advances                                       55,000          89,764
                                                   ------------    ------------
Total Current Assets                                    301,765         768,637


Fixed assets, net                                       503,369         116,347
Other assets                                                978             981
                                                   ------------    ------------


Total Assets                                           $806,112        $885,965
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Account payable and accrued expenses               $    212,000    $    188,215
Note payable                                             49,936          81,251
Mortgage-Current                                         48,685               0
Accrued royalties                                        76,945          75,806
                                                   ------------    ------------

Total Current Liabilities                               387,566         503,514

Mortgage-Long Term                                      347,258               0
Due to IMM International, Inc.                                0         113,560
Due to shareholders and officers                              0          30,330
                                                   ------------    ------------

Total Liabilities                                       734,824         647,404


Stockholders' Equity(Deficiency)
Common stock $.001 par value 50,000,000 shares

  authorized, 35,778,395 issued and outstanding          35,878          21,698
Stock subscriptions receivable                         (250,000)       (250,000)
Paid in capital                                      11,112,047       8,864,907
Deficit                                             (10,826,637)     (8,193,630)
                                                   ------------    ------------

                                                         71,288         442,975

Total Liabilities and Deficit                      $    806,112    $    885,965
                                                   ============    ============
See accompanying notes to financial statements




                                       F-3



                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                           2000            1999
                                                   ------------    ------------


NET SALES                                          $  1,026,714    $    498,190

Cost of sales                                           781,973         290,820
                                                   ------------    ------------

Operating expenses:
  Advertising and promotion                             188,766          83,804
  Professional fees                                      94,573         370,134
  Amortization and depreciation                          34,978          53,412
  Salaries                                              107,542         156,958
  Interest                                                5,944          18,632
  Selling, general and
    administrative expenses                           1,665,558       1,000,096
                                                   ------------    ------------

                                                      2,097,391       1,683,036

Net (loss) before other (expenses)                   (1,852,650)       (671,400)

Other income (expense):
  Prior Period Adjustments                             (780,355)              0
  Financing fee-sale of
    discounted common stock                                   0        (671,400)
                                                   ------------    ------------

                                                       (780,355)       (671,400)

Net loss                                           $ (2,633,006)   $ (2,147,065)
                                                   ============    ============

Net loss per common share
  (basic and diluted)                              $      (0.09)   $      (0.10)
                                                   ------------    ------------

Weighted average common shares
  outstanding                                        29,025,062      17,534,270



        See accompanying notes to financial statements





                                       F-4


                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES
Adjustments to reconcile net (loss) to net cash
  from (used in) operating activities:
                                                           2000            1999
                                                   ------------    ------------



Net (loss)                                         $ (2,633,006)    $(2,147,065)
Amortization and depreciation                            34,978          53,412
Financing fee-sale of common stock at discount                0         671,400
Decrease (Increase) in accounts receivable              534,241        (551,279)
Decrease (Increase) in inventory                        (89,319)        126,194
Stock issued for services                             1,441,934         103,010
Decrease (increase) in recording advances                34,764         (73,175)
Decrease (increase) other assets                              0           6,298
Notes payable                                            49,936          81,251
Increase/(Decrease) in accrued royalties                (25,630)         26,769
Increase/(Decrease) in accounts payable                 (45,795)       (233,294)
                                                   ------------    ------------
Net cash (used in) operating activities                (697,897)     (1,008,479)




Cash flows from (used in) investing activities
Purchase of fixed assets                               (422,000)        (14,590)
                                                   ------------    ------------
Net cash (used in) investing activities                (422,000)        (14,590)

Cash flows from (used in) financing activities
Stock issued for cash                                 1,016,100         886,000
Due from officer and shareholder                         68,128          55,314
Due to shareholders and officers                              0          20,000
Payments of notes payable                                35,669          20,000
Due to IMM International Inc.                                 0          42,148
                                                   ------------    ------------

Net cash from financing activities                    1,119,897        1,003,462
                                                   ------------    ------------

Net increase (decrease) in cash                              (0)        (10,806)

Cash, beginning of year                                       0           2,005
                                                   ------------    ------------
Cash, end of year                                  $          0    $          0
                                                   ============    ============

Supplemental cash flow information:
  Cash paid for interest                           $      5,944    $     18,632

See accompanying notes to financial statements


                             J-BIRD MUSIC GROUP LTD.
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                                                Common                          Retained
                                   Common        Stock         Paid In          Earnings     Subscription
                                   Shares       Amount         Capital          (Deficit)      Receivable           Total

Balance at January 1, 1999     14,325,395       14,325       6,161,186        (6,046,566)        (250,000)       (121,055)

Net Loss                                0            0               0        (2,147,064)               0      (2,147,064)
Payment of Stock                        0            0               0                 0                0               0
  Subscription
Financing Fee - Sale of                 0            0               0                 0                0               0
  Discounted Common
  Stock
Shares Cancelled                        0            0               0                 0                0               0

Fair Value of Employment                0            0               0                 0                0               0
  Services - Non
  Compensated
Stock Issued for Options          200,000          200         197,400                 0                0         197,600
Stock Issued for Cash           2,644,000        2,644         886,000                 0                0         888,644
Stock Issued for Services       4,429,000        4,429       1,620,321                 0                0       1,624,750
                               ----------       ------      ----------       ------------        ---------      ---------

Balance at December 31, 1999   21,598,395       21,598       8,864,907        (8,193,630)        (250,000)        442,875


Net Loss                                0            0               0        (2,633,006)               0      (2,633,006)
Payment of Stock                        0            0               0                 0                0               0
  Subscription
Financing Fee - Sale of                 0            0               0                 0                0               0
  Discounted Common
  Stock
Shares Cancelled                        0            0               0                 0                0               0

Fair Value of Employment                0            0               0                 0                0               0
  Services - Non
  Compensated
Stock Issued for Options                0            0               0                 0                0               0
Stock Issued for Cash           8,900,000        8,900       1,016,100                 0                0       1,025,000
Stock Issued for Services       4,280,000        4,280       1,231,040                 0                0       1,235,320
                               ----------       ------      ----------       ------------        ---------      ---------

Balance at December 31, 2000   34,778,395       34,778      11,112,047        (10,826,636)        (250,000)        70,189
                               ==========       ======      ==========       ============        =========      =========

See accompanying notes to financial statements


                             J-Bird Music Group LTD.
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2000 and 1999

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

Inventory

Inventory of $161,599 and $72,280, in 2000 and 1999 stated at the lower of cost or market (first in, first out), consists of musical CDs.

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

Royalties

Royalties are accrued at an average 12% of an artist's sales..

Officers' Compensation


In 2000 the chief executive officer received compensation of $42,430 and in 1999 received compensation of $120,000. The December 31, 1998 financial statements have been adjusted to include annual compensation of $120,000, to reflect the fair value of the services provided, as a charge to operations. Paid in capital has been increased, accordingly. In 1999 Mr. Barbieri received $120,000 in compensation which is reflected as a consulting fee. In 2000 Mr Barbieri's compensation was used to offset his loan from J-Bird Records, Inc.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The Company has a net loss carry forward of approximately $8,000,000, which expires through 2013.

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

In 1998, certain shareholders of the Company entered into stock subscription agreements with the Company, to purchase 2,750,000 shares of stock at prices ranging from $.25 to $.40 per share. The difference between the subscription price and the fair market value of the stock, $1,277,500 was recorded as a non-cash charge to operations, "financing fee-sale of discounted stock". IMM purchased 2,000,000 shares for $525,000 in 1998 and repaid $119,750 of amounts outstanding under stock subscriptions at December 31, 1997. At December 31, 2000, $250,000 in stock subscriptions receivable were outstanding from IMM who had purchased the stock at a discount to market in 1997.


Note 5. Downloading Agreement

In 1998 the Company and a2b Music, a subsidiary of AT&T, entered into an agreement whereby certain J-Bird artists would have single musical productions available to be downloaded from a J-Bird and a2B Music co - branded web site (that is hosted and promoted as part of the a2b Music web site). The agreement allows for approximately 15 musical titles from the J-Bird catalog to be added to the web site each calendar quarter The charge to consumers for downloading the music is $1.99 per song track. A2b is responsible for collecting the fees and maintaining the web site. Revenues will be shared equally after a2b recovers its cost for developing the web site not to exceed $2,000. J-Bird is responsible to pay its artists 12% of its revenue share as a royalty fee and $.071 on each download as part of the mechanical license. Certain artists such as Billy Squier share equally the J-Bird revenue as a royalty fee. There was no revenue or costs associated with this agreement in 2000.




Note 6. Fixed Assets


Fixed assets consist of:                             2000              1999
                                                     ----              ----

Building                                          $ 422,000         $       0
Computer equipment and software                     167,862           167,862
Furniture and fixtures                               40,829            40,829
Leasehold improvement                                 8,571             8,571



Accumulated depreciation                          $(135,893)        $(100,915)


Note 7. Note Payable

The amount due at December 31, 2000 consist of a $49,936 line of credit bearing interest at the prime rate to provide the Company working capital.

Note 8. Common Stock

In 1998, the Company entered into investment advisory agreements with two firms to assist the Company in raising capital. The firms were issued 600,000 shares for their services. The Company recorded a charge to operations for $595,000 in connection with these agreements. The value of the stock issued was based upon the current market price of the stock at the date the agreements were entered into.

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

Note 9. Commitments and Contingencies


(a) Operating Agreements

The Company had a one year agreement with a public relations firm that requires monthly payments of $4,500 in 1999.

(b) Common Stock

During the years ended December 31, 2000 and 1999, the Company issued shares of its common stock. These shares were not registered under the Securities Act of 1933 based on the exemption from registration thereunder provided by section 4
(2), thereof for offerings not involving a public offering.


Note 10. Subsequent Events


In January 1999 the Company obtained a $100,000 line of credit with a commercial bank. The line of bears interest at 2% above the bank's prime rate. Certain officers and shareholders have personally guaranteed the debt. The Company has borrowed $49,936 as of December 31, 2000 under the line of credit.