Form 10QSB
period 2001-03-31
J BIRD MUSIC GROUP LTD
filed 2001-05-17
CIK 1057550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                   QUARTERLY REPORT UNDER REGULATION SB OF THE
                        SECURITIES EXCHANGE ACTS OF 1934


For the Quarter Ended                                   Commission File Number:
March 31, 2001                                          0-24449

                             J-BIRD MUSIC GROUP LTD.
             (Exact Name of Registrant as specified in its charter)


         Pennsylvania                                           06-1411727
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

Indicate by check mark whether the registrant (1) has filed all reported required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES (X) NO ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Number of Shares Outstanding         Class                     Date

         37,778,295              Common Stock              March 31, 2001
                               $.001 par value

                             J-BIRD MUSIC GROUP LTD.

                                      Index




PART I FINANCIAL INFORMATION



Balance Sheet March 31, 2001                                                3

Statements of Operations
         Three Months Ended March 31, 2001 and 2000                         4

Statements of Cash Flow
         Three Months Ended March 31, 2001 and 2000                         5

Notes to Unaudited Financial Statements
         March 31, 2001                                                     6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8


PART II


Other Information                                                          12

Signatures                                                                 12



                             J-BIRD MUSIC GROUP LTD.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001



ASSETS:


  Cash                                                             $      3,518
  Inventory                                                             188,338
  Due from Navarre                                                       24,373
  Due from Employee                                                       1,000
  Recording Advances                                                     55,000
                                                                   ------------
Total Current Assets                                                    272,229

  Fixed Assets, Net                                                     493,589
                                                                   ------------

Total Assets                                                       $    765,818
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Account Payable and Accrued Expenses                             $    203,752
  Accrued Royalties                                                     120,253
  Notes Payable                                                          43,653
  Due to I.M.M. International-(Note 2)                                   44,615
  Mortgage Payable-Current                                               48,466
                                                                   ------------
Total Current Liabilities                                               460,739

 Mortgage Payable-Long-Term                                             347,258
                                                                   ------------

Total Liabilities                                                       807,997
                                                                   ------------

  Stockholders' Equity
  Common Stock $.001 Par Value 50,000,000 Shares
    Authorized, 37,778,295 Issued and Outstanding                        37,878
  Treasury Stock - 100,000 shares                                        (4,690)
  Paid in Capital                                                    11,170,047
  Subscription Receivable                                              (250,000)
  Retained Earnings/(Deficit)                                       (10,995,414)
                                                                   ------------
Total Stockholders' Equity                                              (42,179)
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $    765,818
                                                                   ============




                             J-BIRD MUSIC GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                 2001              2000
                                                 ----              ----


Net Sales                                    $    143,766    $    272,793

Cost of Sales                                     119,254         291,163

Operating Expenses:
  Advertising and Promotion                        16,969          40,417
  Professional Fees                                11,486          20,192
  Amortization and Depreciation                     9,781           8,407
  Salaries-(Note 3)                                     0          57,958
  Administrative Expenses                          59,326         295,603
                                             ------------    ------------


Net (Loss) Before Other Income (Expenses)         (73,050)       (440,947)

Other Income/ (Expenses)

Other Income                                        4,100               0
Loss on Extinguishment of Debt                    (63,438)              0
Royalties Adjustment                              (36,390)              0
                                             ------------    ------------


Net Loss                                     $   (168,778)   $   (440,947)
                                             ============    ============

Net Loss per Common Share                    $     (0.005)   $      (0.02)

Weighted Average Common Shares Outstanding     30,691,728      23,818,395





                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                                      2001         2000
                                                      ----         ----


Cash Flows from (Used In) Operating Activities
Adjustments to Reconcile Net (Loss) to Net
Cash From (Used In) Operating Activities:

  Net (Loss)                                      $(168,778)   $(440,947)
  Amortization and Depreciation                       9,781        8,406

  (Increase) in Employee Loan                        (1,000)           0
  (Increase) in Accounts Receivable                  (7,335)      (1,493)
  (Increase) in Inventory                           (26,739)    (139,262)
  (Decrease) Increase in Accrued Royalties           55,411      (27,575)
  (Decrease) Increase in Accounts Payable            (7,073)      81,734
  (Decrease) Increase in Payroll Liabilities         54,137            0
  (Increase) in Recording Advances                        0      (21,736)
                                                  ---------    ---------
Net Cash (Used In) Operating Activities             (91,596)    (540,873)
                                                  ---------    ---------



Cash Flows from (Used In) Financing Activities
  Stock Issued for Cash                              60,000      581,250
  Net Increase in Officer and Shareholder Loans           0       36,222
  Increase (Decrease) in Loan Due I.M.M              44,615      (55,250)
  (Decrease) in Mortgage Payable                     (3,219)           0
  (Decrease) in Note Payable                         (6,282)      (6,565)
                                                  ---------    ---------
Net Cash from Financing Activities                   95,114      546,856
                                                  ---------    ---------

Net (Decrease) Increase in Cash                       3,518        5,983

Cash, Beginning of Period                                 0            0
                                                  ---------    ---------

Cash, End of Period                               $   3,518    $   5,983
                                                  =========    =========


                             J-BIRD MUSIC GROUP LTD.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, J-Bird Records, Inc. Material inter-company balances and transactions have been eliminated in consolidation.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB filed for the year ended December 31, 2000.

Earnings (loss) per share are based on the weighted average number of shares outstanding. Common stock equivalents have not been considered as their effect would be anti-dilutive.

Note 2.  Related Party Transactions

In October 1998, the Company entered into a credit agreement with I.M.M. International, Inc., a shareholder of the company, whereby I.M.M. will provide up to $500,000 in financing to the Company for working capital purposes. The agreement expired on March 31, 1999. Amounts outstanding under this agreement bear interest at 8% and are due on June 30, 2001. At March 31, 2001, I.M.M. Interntational had advanced $44,515 to the Company.

Note 3.  Common Stock

On March 1, 2001 four employees entered into a restricted stock purchase agreement with the Company receiving the right to purchase 800,000 shares of common stock for a price of $0.0825 per share.

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

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders and a bank. The Company borrowed $100,000 under its line of credit agreement with a bank. As of March 31, 2001, the principle balance owed is $43,653. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations. In addition to the bank loan, the Company is presently funding its operating deficit through a credit agreement with I.M.M. International, Inc., a shareholder of the company.

The Company is currently pursuing long term financing for its operating activities and a potential acquisition. No source of financing has occurred to date and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations - Three months ended March 31, 2001 compared to three months ended March 31, 2000

                                              2001             2000
                                              ----             ----

         Net Sales                          $143,766         $272,793

         Cost of Sales                      $119,254         $291,163

In addition to obtaining the distribution agreement with Navarre, 2001 sales decreased due to the increasing number of returns even though the Company has signed on more artists, including three nationally recognized performers. The Company has over 350 artists under agreements at March 31, 2001 compared to 262 at March 31, 2000.

                                                        2001             2000

         Advertising and Promotion Expenses         $  16,969         $ 40,417

The decrease in advertising and promotion is due to the level of operations of the Company.

         Professional Fees                          $  11,486         $ 20,192

The decrease in professional fees is due to the lower level of legal and consulting fees of the Company.

         Salaries                                   $       0         $ 57,958

There was no salary expense in the first quarter of 2001. All employees of the Company received a restricted stock option for 800,000 shares of common stock with an exercise price of $0.0825 per share for a cumulative value of $68,000 ($17,000 per employee) for past services rendered.

         Administrative Expenses                    $  59,326         $295,603

The decrease in administrative expenses is due to the decreased of operations of the Company.

Other Expenses

Bad Debt                                            $ 63,438          $      0

This represents a write off of the net amount due from the former President of the Company per agreement. The Company received 100,000 shares of common stock with a value of $4,690 reflected as a treasury stock transaction.

Royalty Adjustment                                   $ 36,390         $      0

This represents an agreement with one artist for royalties due for the year 1999 as a result of the company misinterpreting the recording contract.

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

                                            J-Bird Music Group LTD.
                                            (Registrant)

Dated:   May 15, 2001                       By:  Hope D. Trowbridge
                                            President