Form 10QSB
period 2001-06-30
J BIRD MUSIC GROUP LTD
filed 2001-08-16
CIK 1057550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER REGULATION SB OF THE
                        SECURITIES EXCHANGE ACTS OF 1934


For the Quarter Ended                                   Commission File Number:
June 30, 2001                                             0-24449

                             J-BIRD MUSIC GROUP LTD.
             (Exact Name of Registrant as specified in its charter)

         Pennsylvania                                        06-1411727
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

Number of Shares Outstanding               Class                     Date

     1,400,960                          Common Stock            June 30, 2001
                                       $.001 par value

                             J-BIRD MUSIC GROUP LTD.

                                      Index




PART I FINANCIAL INFORMATION


Balance Sheet June 30, 2001                                               3

Statements of Operations
  Six Months Ended June 30, 2001 and 2000                                 4

Statements of Cash Flow
  Six Months Ended June 30, 2001 and 2000                                 5

Notes to Unaudited Financial Statements
  June 30, 2001                                                           6

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                           8



PART II


Other Information                                                        12

Signatures                                                               12



                             J-BIRD MUSIC GROUP LTD.
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001



ASSETS:


  Cash                                                       $     (3,307)
  Inventory                                                       161,404
  Due from Navarre                                                 16,247
  Due from Employee                                                 1,000
  Recording Advances                                               55,000
                                                                   ------
Total Current Assets                                              230,344

  Fixed Assets, Net                                               459,204
                                                                  -------

Total Assets                                                 $    689,548
                                                                  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

  Account Payable and Accrued Expenses                       $    200,369
  Accrued Royalties                                               128,854
  Notes Payable                                                    43,653
  Due to I.M.M. International-(Note 2)                             57,115
  Due to DGM                                                       11,520
  Mortgage Payable-Current                                         13,931
                                                                   ------
Total Current Liabilities                                         455,442

 Mortgage Payable-Long-Term                                       377,444
                                                                  -------
Total Liabilities                                                 832,886
                                                                  -------

  Stockholders' Equity
  Common Stock $.001 Par Value 50,000,000 Shares
    Authorized, 1,400,960 Issued and Outstanding ( Note 4)         45,538
  Treasury Stock - 27,500 shares                                 (254,690)
  Paid in Capital                                              11,712,387
  Subscription Receivable                                         (30,000)
  Retained Earnings/(Deficit)                                 (11,616,573)
                                                               ----------
Total Stockholders' Equity                                       (143,338)
                                                                  -------

Total Liabilities and Stockholders' Equity                   $    689,548
                                                                  =======



                             J-BIRD MUSIC GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000



                                                               2001              2000
                                                               ----              ----


Net Sales                                                    $180,788          $523,293

Cost of Sales                                                 196,374           776,763

Operating Expenses:
  Advertising and Promotion                                    20,711            77,196
  Professional Fees (Note 5)                                   43,621            29,363
  Amortization and Depreciation                                44,857            16,813
  Salaries-(Note 3)                                            68,000           100,091
  Administrative Expenses                                     494,832         1,024,415


Net (Loss) Before Other Income (Expenses)                    (687,607)       (1,501,348)

Other Income/ (Expenses)

Other Income                                                    4,101                 0
Loss on Extinguishment of Debt                                (63,438)                0
Royalties Adjustment                                          (36,390)                0
Investment Advisory Fees                                                       (109,500)
Taxes                                                                            (2,026)
                                                            ---------         ---------

Net Loss                                                   $ (783,334)      $(1,612,874)

Net Loss per Common Share                                      $(0.74)           $(0.06)

Weighted Average Common Shares Outstanding                  1,058,418        26,875,062
(Note 4)




                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000




                                                                  2001            2000
                                                                  ----            ----


Cash Flows from (Used In) Operating Activities
Adjustments to Reconcile Net (Loss) to Net Cash
From (Used In) Operating Activities:

  Net (Loss)                                               $   (783,334)    $ (1,612,874)
  Amortization and Depreciation                                  44,857           16,812

  (Increase) in Employee Loan                                    67,128                0
  (Increase) in Accounts Receivable                                (791)          32,829
  (Increase) in Inventory                                           195           88,496
  (Increase) in Security Deposits                                   978                0
  (Decrease) Increase in Accrued Royalties                       51,909           24,500
  (Decrease) Increase in Accounts Payable                       (25,861)          91,013
  Stock Issued for  Services                                    473,584          728,125
  (Decrease) Increase in Payroll Liabilities                     54,137                0
  (Increase) in Recording Advances                                    0           (4,480)
                                                                -------          -------
Net Cash (Used In) Operating Activities                        (117,198)        (626,619)
                                                                -------          -------


Cash Flows from (Used In) Financing Activities
  Stock Issued for Cash                                         110,000          587,073
  Net Increase in Officer and Shareholder Loans                  11,520           34,497
  Increase (Decrease) in Loan Due I.M.M.                         57,115           23,172
  (Decrease) in Mortgage Payable                                 (4,568)               0
  (Decrease) in Note Payable                                    (12,887)          (7,140)
                                                                -------          -------
Net Cash from Financing Activities                              167,784          637,602
                                                                -------          -------

Net (Decrease) Increase in Cash                                  43,982           10,983

Cash, Beginning of Period                                       (47,289)           5,983
                                                                -------          -------

Cash, End of Period                                           $  (3,307)       $  16,966
                                                                =======          =======


                             J-BIRD MUSIC GROUP LTD.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



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

Note 2.  Related Party Transactions

In October 1998, the Company entered into a credit agreement with I.M.M. International, Inc., a shareholder of the company, whereby I.M.M. will provide up to $500,000 in financing to the Company for working capital purposes. At June 30, 2001, I.M.M. Interntational had advanced $57,115 to the Company.

Note 3.  Common Stock

On March 1, 2001 four employees entered into a restricted stock purchase agreement with the Company receiving the right to purchase 800,000 shares (20,000 shares post split) of common stock for a price of $0.0825 per share.

Note 4. Stock Split

On May 24, 2001 the Board of Directors of J Bird Music Group, LTD approved a reverse split of 1:40 effective June 1, 2001. As a result of the split, the total shares authorized remained at 50,000,000 shares while the total number of shares outstanding have been adjusted to reflect the reverse split. Additionally, the weighted average common stock shares in 2001 reflect the reverse split.

Note 5. Professional Services

On May 21, 2001 12,500 shares (post split) were issued in lieu of past and future legal services to be performed. The stock was valued for the past invoice of $5,365 as well as an additional $5,365 for services to be rendered in the future. The actual value of future services rendered was unknown at the release of the financial statements.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of J-Bird Music Group LTD's, consolidated results of operations and financial condition for the six months ended June 30, 2001. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders and a bank. The Company borrowed $100,000 under its line of credit agreement with a bank. As of June 30, 2001, the principle balance owed is $37,050 The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations. In addition to the bank loan, the Company is presently funding its operating deficit through a credit agreement with I.M.M. International, Inc., a shareholder of the company.

The Company is currently pursuing long term financing for its operating activities and a potential acquisition. No source of financing has occurred to date and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations - Six months ended June 30, 2001 compared to six months ended June 30, 2000

                                       2001            2000

         Net Sales                   $180,788        $523,293
         ---------

         Cost of Sales               $224,295        $776,763

The decrease in net sales for 2001 is a result of an increasing number of returns in the second quarter regardless of the Company's acquiring contracts with additional artists. The Company currently has over 350 artists under agreements at June 30, 2001 compared to 262 at June 30, 2000.

                                                         2001           2000

         Advertising and Promotion Expenses           $ 20,711      $   77,196
         ---------------------------------

The decrease in advertising and promotion is due to the level of operations of the Company.

         Professional Fees                            $ 43,621      $   29,363
         -----------------

The increase in professional fees is due to the higher level of legal and consulting fees of the Company.

         Salaries                                     $ 68,000      $  100,091
         --------

There was no salary expense in the first quarter of 2001. All employees of the Company received a restricted stock option for 800,000 shares of common stock with an exercise price of $0.0825 per share for a cumulative value of $68,000 ($17,000 per employee) for past services rendered in the second quarter.

         Administrative Expenses                      $494,832      $1,024,415
         ----------------------

The decrease in administrative expenses is due to the decreased of operations of the Company.

Other Expenses

Bad Debt                                              $ 63,438      $        0
-------

This represents a write off of the net amount due from the former President of the Company per agreement. The Company received 2,500 shares (post split) of common stock with a value of $4,690 reflected as a treasury stock transaction.

Royalty Adjustment                                    $ 36,390      $        0
-----------------

This represents an agreement with one artist for royalties due for the year 1999 as a result of the company misinterpreting the recording contract.

                                     PART II

                                OTHER INFORMATION



Item 1.  Legal Proceedings

         Form 8-K filed 07/16/01

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

                                            J-Bird Music Group LTD.
                                            (Registrant)

Dated:   Aug 15,2001                        By: Hope D. Trowbridge
                                            President