Form 10-Q
period 2001-09-30
J BIRD MUSIC GROUP LTD
filed 2001-11-28
CIK 1057550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                   QUARTERLY REPORT UNDER REGULATION SB OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

For the Quarter Ended                                    Commission File Number:
September 30, 2001                                                       0-24449

                             J-BIRD MUSIC GROUP LTD.
             (Exact Name of Registrant as specified in its charter)

         Pennsylvania                                           06-1411727
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

Number of Shares Outstanding               Class                   Date

         1,720,960                     Common Stock           September 30, 2001
                                     $.001 par value

                             J-BIRD MUSIC GROUP LTD.

                                      Index



PART I FINANCIAL INFORMATION


Balance Sheet September 30, 2001                                               3

Statements of Operations
         Nine Months Ended September 30, 2001 and 2000                         4

Statements of Cash Flow
         Nine Months Ended September 30, 2001 and 2000                         5

Notes to Unaudited Financial Statements
         September 30, 2001                                                    6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                         9



PART II



Other Information                                                             13

Signatures                                                                    13


                             J-BIRD MUSIC GROUP LTD.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001



ASSETS:

  Cash                                                       $       ( 71)
  Inventory                                                       131,363
  Due from Navarre                                                 31,660
  Due from Employee                                                 1,000
                                                             ------------
Total Current Assets                                              163,952

  Fixed Assets, Net                                               453,054
                                                             ------------

Total Assets                                                 $    617,006
                                                             ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Account Payable and Accrued Expenses                       $    212,633
  Accrued Royalties                                               119,047
  Notes Payable (Note 6)                                           37,050
  Due to I.M.M. International-(Note 2)                             57,115
  Due to DGM                                                      100,226
  Mortgage Payable-Current                                         34,438
                                                             ------------
Total Current Liabilities                                         560,509

 Mortgage Payable-Long-Term                                       354,628
                                                             ------------

Total Liabilities                                                 915,137
                                                             ------------

  Stockholders' Equity
  Common Stock $.001 Par Value 50,000,000 Shares
    Authorized, 1,720,960 Issued and Outstanding ( Note 4)         45,878
  Treasury Stock - 27,500 shares                                 (254,690)
  Paid in Capital                                              11,996,632
  Subscription Receivable                                        ( 30,000)
  Retained Earnings/(Deficit)                                 (12,055,951)
                                                             ------------
Total Stockholders' Equity                                       (298,131)
                                                             ------------

Total Liabilities and Stockholders' Equity                   $    617,006
                                                             ============



                             J-BIRD MUSIC GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                                         2001              2000
                                                         ----              ----


Net Sales                                            $334,408          $538,988

Cost of Sales                                         365,909           742,480

Operating Expenses:
  Advertising and Promotion                            16,724            84,877
  Professional Fees (Note 5)                          107,542            56,211
  Amortization and Depreciation                        51,008            25,219
  Salaries-(Note 3)                                   116,000           108,155
  Administrative Expenses                             788,054         1,161,957
  Interest Expense                                     22,759             5,944
                                                   ----------      ------------


Net (Loss) Before Other Income (Expenses)          (1,133,588)       (1,645,855)

Other Income/ (Expenses)

Other Income                                            4,102                 0
Loss on Extinguishment of Debt                        (63,438)                0
Royalties Adjustment                                  (36,390)                0
Investment Advisory Fees                                    0          (159,500)
Taxes                                                       0              (927)
                                                 ------------      ------------


Net Loss                                         $ (1,229,314)     $ (1,806,282)
                                                 ============      ============

Net Loss per Common Share                        $    (  1.03)     $    (  0.07)

Weighted Average Common Shares Outstanding          1,191,752        28,533,395
(Note 4)



                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                                           2001            2000
                                                           ----            ----


Cash Flows from (Used In) Operating Activities
Adjustments to Reconcile Net (Loss) to Net Cash
From (Used In) Operating Activities:

  Net (Loss)                                       $ (1,229,314)   $ (1,806,282)
  Amortization and Depreciation                          51,008          25,219

  (Increase) Decrease in Employee Loan                   67,128               0
  (Increase) Decrease in Accounts Receivable            (14,622)         31,257
  (Increase) Decrease in Inventory                       30,236        (123,491)
  (Increase) Decrease in Security Deposits                  978               0
  (Decrease) Increase in Accrued Royalties               75,476          83,480
  (Decrease) Increase in Accounts Payable                (6,215)        312,093
  Stock Issued for  Services                            715,829         852,500
  (Decrease) Increase in Payroll Tax Liabilities         54,137               0
  (Increase) Decrease in Recording Advance               55,000          96,280
                                                   ------------    ------------
Net Cash (Used In) Operating Activities                (200,359)       (528,944)
                                                   ------------    ------------


Cash Flows from (Used In) Financing Activities
  Stock Issued for Cash                                 110,000         743,231
  Increase (Decrease) in  Shareholder Loans             100,226          12,828
  Increase (Decrease) in Loan Due I.M.M.                 57,115         (50,958)
  (Decrease) Increase in Mortgage Payable               ( 6,878)              0
   Investment Advisory Fees                                   0        (159,500)
  (Decrease) Increase in Note Payable                  ( 12,886)        (21,737)
                                                   ------------    ------------
Net Cash from Financing Activities                      247,577         523,864
                                                   ------------    ------------

Net (Decrease) Increase in Cash                          47,218          (5,080)

Cash, Beginning of Period                              ( 47,289)         16,966
                                                   ------------    ------------

Cash, End of Period                                $   (     71)   $     11,886
                                                   ============    ============


                             J-BIRD MUSIC GROUP LTD.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



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

The Company has experienced operating losses since its inception and has experienced significant cash flow problems. The Company is in the process of raising capital through various sources to fund its operations and has implemented certain operating strategies to obtain profitably. Furthermore, the Company has secured a $100,000 loan from their distributor, Navarre Corporation, in the fourth quarter of operations.

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

Note 2.  Related Party Transactions

In October 1998, the Company entered into a credit agreement with I.M.M. International, Inc., a shareholder of the company, whereby I.M.M. will provide up to $500,000 in financing to the Company for working capital purposes. At September 30, 2001, I.M.M. International had advanced $57,115 to the Company.

Note 3.  Salaries

On March 1, 2001 four employees entered into a restricted stock purchase agreement whereas the employees received the right to purchase 800,000 shares (20,000 shares post split) resulting in 200,000 shares (5,000 shares post split) per employee. The issue price of the common stock on March 1, 2001 was $0.0825 per share ( $3.40 per share post split) with a cumulative value of $68,000 ($17,000 per employee). An additional 60,000 shares were issued to three employees ( 20,000 shares per employee) on August 3, 2001 at an issue price of $0.80 per share of common stock for a cumulative total of $48,000 ( $16,000 per employee).

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

Note 5. Professional Services

On May 21, 2001 12,500 shares (post split) were issued in lieu of past legal services performed. The stock was valued for the past invoice of $10,730. An additional 20,000 shares were issued on August 3, 2001 in lieu of legal services performed through the third quarter of 2001. The cumulative value of the shares issued in August was $10,385.


Note 6.  Note Payable

The Company borrowed $100,000 under its line of credit with a bank. As of September 30, 2001 the full amount of $37,050 is due pursuant to a court order dated July 31, 2001. The Company expects a settlement agreement to be reached before the Company's year end.

Note 7.  Consultants

In the second quarter of 2001 the Company issued 4,060,000 shares (101,500 post split) in lieu of past consulting services performed for the Company. The total shares issued in the second quarter resulted in a cumulative value of $203,000. On August 3, 2001 260,000 shares were issued in lieu of past and future consulting services performed for the Company. The issue price of the common stock on August 3, 2001 was $0.87 per share resulting in a cumulative value of $226,200.

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of J-Bird Music Group LTD's, consolidated results of operations and financial condition for the nine months ended September 30, 2001. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

J-Bird Records began in 1996 as "The First World Wide Web Recording Label" (jbirdrecords.com), signing, promoting and selling its artists' CDs exclusively online. The company quickly developed a traditional brick and mortar presence to enhance its efforts, thereby creating a hybrid label combining the best of both offline and online worlds. J-Bird Records is an independent label with a roster of over 350 artists including Rockapella, Boy George, the Guess Who, Impulse Ride, Jimmie Van Zant, Lee Rocker, The Rembrants and more. The label utilizes traditional and online marketing and distribution methods for the promotion of its artists. The Navarre Corporation is the label's exclusive North American distributor to retail accounts. Navarre is the leading independent distributor of music and music-related products throughout North America.

J-Bird Records' business model combines sustained profitability in the traditional retail marketplace along with the online world, thus enabling it to withstand the dot-com fallout as compared to exclusive online music-related companies, who have not. As a result, the company has emerged as a strong industry competitor, anticipating profitability in future years.

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

In addition to the above strategies, J-Bird has recently streamlined operating costs, reduced overhead and consolidated inventory, all helping to reduce the company's breakeven point. These combined factors are designed to enable the Company to achieve profitability in the years ahead.

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders and a bank. The Company borrowed $100,000 under its line of credit agreement with a bank. As of July 31, 2001 a court order was brought against the Company for full payment of the $37,050. The Company expects a settlement agreement to be reached before the Company's year end.

The Company is currently pursuing long term financing for its operating activities and a potential acquisition. The only source of financing that has occurred to date is in the fourth quarter of the Company's year. The Company obtained a loan from Navarre Corporation in the amount of $100,000. However, there can be no assurance that further financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations - Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

                                                         2001               2000
                                                         ----               ----

         Net Sales                                   $334,408           $538,988
         ------------
         Cost of Sales                               $365,909           $742,480

The decrease in net sales for 2001 is a result of an increasing number of returns which occurred in the second quarter regardless of the Company's acquiring contracts with additional artists. The Company currently has over 350 artists under agreements at September 30, 2001 compared to 262 at September 30, 2000.

                                                         2001               2000
                                                         ----               ----

         Advertising and Promotion Expenses         $  16,724        $    84,877
         ----------------------------------

The decrease in advertising and promotion is due to the level of operations of the Company.

         Professional Fees                          $ 107,542        $    56,211
         -----------------

The increase in professional fees is due to the higher level of legal and consulting fees of the Company.

         Salaries                                   $ 116,000        $   108,155
         --------

There was no salary expense in the first quarter of 2001. On March 1, 2001 four employees of the Company entered into a restricted stock purchase agreement whereas the employees received the right to purchase 800,000 shares ( 20,000 shares post split) resulting in 200,000 shares (5,000 shares post split) per employee. The issue price of the common stock on March 1, 2001 was $0.0825 per share ($3.40 per share post split) for a cumulative value of $68,000 ($17,000 per employee). An additional 60,000 shares were issued to three employees ( 20,000 shares per employee) on August 3, 2001 at an issue price of $0.80 per share of common stock for a cumulative value of $48,000 ( $16,000 per employee).

         Administrative Expenses                    $ 788,054        $ 1,161,957
         -----------------------

The decrease in administrative expenses is due to the decreased operations of the Company.

Other Expenses

Bad Debt                                            $  63,438        $         0
--------
This represents a write off of the net amount due from the former President of the Company per agreement. The Company received 2,500 shares (post split) of common stock with a value of $4,690 reflected as a treasury stock transaction.

Royalty Adjustment                                  $  36,390        $         0
------------------

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

                                            J-Bird Music Group LTD.
                                            (Registrant)

Dated:   Nov 26,2001                        By:  Hope D. Trowbridge
                                            President