Form 10KSB
period 2001-12-31
J BIRD MUSIC GROUP LTD
filed 2002-04-30
CIK 1057550

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001, or

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

                         Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1O-KSB or any amendment to this Form 1O-KSB. [ X ]

The issuer's revenues for its most recent fiscal year: $493,396.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on April 19, 2002 was $344,192.

As of December 31, 2001, the Registrant had 1,720,960 shares of outstanding Common Stock, par value $0.001.

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

         J-Bird Records began in 1996 as "The First World Wide Web Recording Label" (jbirdrecords.com), signing, promoting and selling its artists' CDs exclusively online. The company quickly developed a traditional brick and mortar presence to enhance its efforts, thereby creating a hybrid label combining the best of both offline and online worlds. J-Bird Records is an independent label with a roster of over 350 artists including Rockapella, John Entwistle, the Guess Who, Mitch Ryder, Jimmie Van Zant, Lee Rocker, and more. The label utilizes traditional and online marketing and distribution methods for the promotion of its artists. The Navarre Corporation is the label's exclusive North American distributor to retail accounts. Navarre is the leading independent distributor of music and music-related products throughout North America.

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

         In addition to the above strategies, J-Bird has recently streamlined operating costs, reduced overhead and consolidated inventory, all helping to reduce the company's breakeven point. These combined factors are designed to enable the Company to achieve profitability in the year 2002.

STRATEGIC ALLIANCES

                               Navarre Corporation

         In November 2001 the Company renewed its distribution agreement with Navarre Corporation providing J-Bird with a North American presence and sales force in both the traditional retail establishment and the online retail community. The agreement also provides for the manufacturing of J-Bird products and retail cooperative advertising with the associated costs offset by sales. Navarre's independent music division's unique programs and policies provide a rapid response competitive edge for artists, labels and trends, that the majors and other independents cannot match. These services allow Navarre to entice a higher quality label and artist. In addition to J-Bird, Navarre distributes titles from artists such as Kenny Rogers, Willie Nelson, Charlie Daniels, Vonda Shepard and The Irish Tenors.

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

                                    Vitaminic

         In August, 2000 the Company entered into a promotional license agreement with Vitaminic, Inc. Vitaminic is Europe's leading Internet community for the legal promotion and delivery of music in digital format. Several J-Bird artists have enjoyed being featured at Vitaminic since the new relationship began between the two companies, proving the viability of the J-Bird roster of talent. Featured J-Bird artists on Vitaminic's homepage include the John Entwistle Band which charted on the site's top 10 most downloaded tracks.. This has created added exposure to the label and traffic to its web site from music lovers in the US and abroad. Founded in April 1999, Vitaminic presently has offices in eight countries, with seven in Europe -- Italy, Germany, The United Kingdom, France, Spain, The Netherlands and Sweden -- and one in the United States. Vitaminic is a platform open to new standards and formats and to new broadband and wireless communication technologies, through which artists and record companies can promote and sell their music in digital format. Meanwhile, consumers can choose from a catalog organized into over 250 genres of music. The sites in the Vitaminic network generated over 8,000,000 page views and 2,500,000 delivered songs in June 2000 alone. Since operations began, over 300 record companies and more than 10,000 artists have uploaded over 45,000 tracks and put them on sale on the Vitaminic Network, while registered users currently number over 250,000.

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

                                  Oxygen Media

In July 2000 the Company entered into a licensing agreement with Oxygen Media, allowing Oxygen to use music by J-Bird artists during its television programming. In November 2000 J-Bird artist Rockapella performed live on Oxygen Media's Pure Oxygen program. Also, on several occasions, Oxygen's music producers have selected J-Bird artists Rockapella and Barry Kingston & the Screaming Souls as "Artists of the Day". This means that during Oxygen's television programming, these artists' music has been used exclusively during live segments and been acknowledged and credited visually on-screen. Oxygen Media is an integrated media brand that serves modern women by combining the best qualities of the Internet and cable television. Founded in 1998 by Geraldine Laybourne and in partnership with Marcy Carsey, Tom Werner, Caryn Mandabach and Oprah Winfrey, Oxygen consists of a growing network of popular websites, and a 24-hour cable network, which launched in February 2000. The Oxygen cable programming is available in over 9 million households.

                              Other Media Exposure

         In addition to the above strategic alliances, J-Bird has independently secured valuable placement of music by its artists on major media programming outlets including Good Morning America, CBS Morning Show, Home Shopping Network, VH-1, MTV and various independent films.


Catalog Evaluation
         The Company's catalog of 350 artists is currently not valued for accounting purposes in accordance with generally accepted accounting principles as described in the 2001 Annual Report on 10K-SB. Therefore the Company's catalog could be a significant off balance sheet asset worth more than currently represented in the December 31, 2001 balance sheet.


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

         The music business is a historically volatile and dynamic industry and the Company's competitive position is affected by changing technology and product introductions, limited product life cycles, popularity of music titles, seasonal trends, consumer spending and other economic trends.

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


Employees

         The Company has 3 employees.

                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company's principal place of business is an office located at 396 Danbury Road, Wilton, Connecticut 06897. The office facility consists of approximately 1800 square feet purchased by J-Bird Music Group on November 1, 2000 for $422,000. A down payment of $22,000 was made and the Company mortgaged the property with a fifteen (15) year mortgage of $400,000, which requires a monthly mortgage payment of $4,057.

                            ITEM 3. LEGAL PROCEEDINGS

         The Company is party to the following legal proceedings:

Color Film Corporation vs. J-Bird Records, Inc. d/b/a J-Bird Music Group for payment of services performed between December 12, 2000 and February 12, 2001. The lawsuit is in the amount of $6,968.06 and is currently recorded on the books of the Company as an accounts payable. The Company expects to settle this claim in the year 2002.

Donald Argott vs. J-Bird Records, Inc. for payment of past due royalties in regards to Pornosonic. The lawsuit is in the amount of $9,224.25 and is currently recorded on the books of the Company as accrued royalties payable. In addition, Bernard Resnick has filed lawsuit against the Company in the amount of $2,272.55 for legal fees in connection with the above mentioned lawsuit.


       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 2001


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

Calendar Quarter Ended             High Bid          Low Bid

March 31, 1999                      $ 0.562          $ 0.531
June 30, 1999                       $  0.74          $ 0.625
September 30, 1999                  $ 0.467          $  0.41
December 31, 1999                   $  0.32          $  0.32

March 31, 2000                      $0.9531          $0.7969
June 30, 2000                       $0.2188          $0.2188
September 30,2000                   $0.1094          $0.0781
December 31, 2000                   $0.0625          $0.0469

March 31, 2001 (pre-split)          $  1.05          $  0.05
June 30, 2001 (post split)          $  1.55          $  1.01
September 30,2001                   $  0.23          $  0.13
December 31, 2001                   $  0.21          $  0.21

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





       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding the Company's consolidated results of operations and financial condition for the years ended December 31, 2001 and 2000. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

         The Company derives its revenues from three principle sources: a (i) sale of compact discs ("CDs") directly to the artists for resale to consumers;
(ii) CD sales on the Company's website; and (iii) retail CD sales.

         The Company's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the years ended December 31, 2001 and 2000.The Company has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past, during which time the Company had minimal revenues, are not meaningful indications of future performance. The Company incurred losses from continuing operations of, $1,253,545 and $2,633,006 for the years ended December 31, 2001 and 2000.

         As a start-up entity in 1997, the Company sold directly to retail markets with minimal results. In the second half of 1997 the Company was able to obtain two distribution agreements with regional distributors, Twinbrook and City Hall. This enabled the Company to establish a regional presence and provided credentials that assisted in signing a Distribution Agreement with Navarre Corporation in December 1997. The agreement with Navarre provides the Company with a national presence in approximately 52,000 traditional retail establishments while also providing the Company with a national sales force that has existing relationships with the major retail outlets in the country.

Liquidity and Capital Resources

         The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders. In 2001 the Company received $110,000 in cash from the sale of stock through subscription agreements. There is currently $30,000 due under stock subscriptions at December 31, 2001.

         In January 1999 the Company obtained a $100,000 line of credit with a commercial bank. The line of credit bears interest at 2% above the bank's prime rate. Certain officers and shareholders have personally guaranteed the debt. The Company has repaid all money due under the line of credit as of December 31, 2001. The line of credit was closed as of December 31, 2001.





Results of Operations- year ended December 31, 2001 compared to year ended December 31, 2000.

A comparison of the 2001 results to the 2000 results is as follows

                                            2001            2000
                                         ----------      ----------
Net Sales                                $  493,396      $1,026,714
---------

Cost of Sales                            $  472,906      $  781,973

         Sales decreased in 2001 over 2000 primarily as a result of the large number of returns experienced in 2001 regardless of the Company's acquiring contracts with additional artists.


                                            2001            2000
                                         ----------      ----------
Advertising and Promotion Expenses       $   40,289      $  188,766
----------------------------------

The decrease in advertising and promotion is due to decreased level of internal promotion of artists.

Professional Fees                        $   60,862      $   94,573
-----------------

The decrease in professional fees is due to the lower level of legal fees incurred in 2001.


Salaries                                 $  116,000      $  107,542
--------

The increase in salary expense is due to a restricted stock purchase agreement entered into with four employees of the Company. Each employee received the right to purchase 5,000 shares (post split) at a price of $3.40 per share in March 2001(post split) and 20,000 shares at $0.80 per share in August 2001.

Administrative Expenses                  $  864,632      $1,665,558
-----------------------

Decrease is due to the consolidation of costs within the company.

Interest Expenses                        $   49,786      $    5,944
-----------------

Interest expense has been increased due to the mortgage acquired in November
2000.


Other Expenses

                                             2001           2000
                                         ----------      ----------
Bad Debt                                 $   63,438      $        0
--------

This represents a write off of the net amount due from the former President of the Company per agreement. The Company received 2,500 shares (post split) of common stock with a value of $4,690 reflected as a treasury stock transaction.

Royalty Adjustment                       $   36,390      $        0
------------------

This represents an agreement with one artist for royalties due for the year 1999 as a result of the Company misinterpreting the recording contract.

Gain on Extinguishment of Debt           $   19,050      $        0
-----------------------------

This represents the forgiveness of debt on the Chase Manhattan Bank Credit Line. Per a settlement reached between the Company and Chase, the loan was paid off in 2001.


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

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                      Age     Positions                            Since
----                      ---     ---------                            -----

Hope D. Trowbridge        40      President, Treasurer & Director      1991

Asa L. Fish               35      Secretary and Director               1997



All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

The following is information on the business experience of each director and officer.


HOPE D. TROWBRIDGE: President of J-Bird Music Group LTD since December 2000. Treasurer and Director of J-Bird Music Group LTD since June 7, 1991. Corporate Secretary from June 7, 1991 to December 2000. From December 1992 to the present Ms. Trowbridge has served as the Corporate Secretary and a Director of Marcorp, Inc., an inactive publicly held corporation with no assets. She is currently the President, Treasurer and a director of the J-Bird Music Group LTD subsidiary, J-Bird Records, Inc.


ASA L. FISH, Corporate Secretary since December 2000. Director of J-Bird Music Group LTD since April 1997. Mr. Fish has been Promotions Director for the Company since May 1998. He is responsible for hiring and overseeing independent radio promotion teams to secure airplay for selected J-Bird artists. He directly contacts radio program and music directors on a weekly basis. He secures radio morning show interviews and airplay for artists, having relationships with top-rated shows in most major and secondary markets including WPLJ-New York and KLOS-Los Angeles. He has secured relationships with various online and traditional entertainment companies for the promotion of J-Bird artists. Some Companies with which J-Bird has ongoing relationships as a result of Mr. Fish's efforts are Oxygen Media, RioPort, Launch, Winstar Radio Services, Vitaminic, and more. Mr. Fish is currently the Corporate Secretary and Director of the J-Bird Music Group LTD subsidiary, J-Bird Records, Inc.

The following is information about the business experience of all control persons, key personnel and consultants.

DOUGLAS G. McCASKEY. General Manager. Chairman and Director of J-Bird Music Group from October 1997 to April 2000. President and Director of Marcorp, Inc., an inactive publicly held corporation with no assets.

BRIAN J. MURPHY, Consultant. Mr. Murphy joined J-Bird in December 2000 to help the Company become a fully integrated entertainment company. His focus is on developing new markets for J-Bird in the areas of entertainment;including television and live events. He will also concentrate on artist development and corporate sponsorships, increasing J-Bird's overall growth and presence in the entertainment industry. Mr. Murphy is CEO of Fearless Entertainment, Inc. which is a multi-faceted entertainment company. Previously, he was an Executive Vice President and General Manager of Warner Custom Music, a Time Warner Company. He was responsible for the corporate marketing and promotion of the Warner Music Group where he developed and implemented third party funded, music driven strategic marketing and promotional relationships.

         While at Warner, he negotiated multi-year marketing agreements with major corporations including General Motors, Sony Electronics, The House of Seagram, Hard Rock Cafe International and Kraft/General Foods. His client list included Turner Sports, AT & T, National Football League (NFL), National Basketball Association (NBA), Coca-Cola, Audi, Miller Beer and MasterCard.

         He later went on to become the Managing Partner/Consultant for Warner/TBA where he created and produced television broadcasts, live events and music tours. Among the television productions he was Executive Producer for Music in High Places, TV series, 2000; Montreux Jazz Festival (PPV), 2000; Hard Rock RockFest (MTV, VH1), 1999 and 1997; The Original Bad Company Reunion (PPV), 1999; NASCAR Rocks (TNN,CMT), 1999; CMA Awards Backstage Pass (PPV), 1999; and Goodwill Games Opening Celebration and Closing Ceremonies (TBS), 1998.

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

                         ITEM 10. EXECUTIVE COMPENSATION

         John Barbieri had a loan agreement with the Company for $145,000, which was guaranteed by 500,000 shares of J-Bird Music Group LTD. common stock. As of January 2000 the loan was $110,560 and was partially offset by his salary of $42,432 paid to him in the year 2000. The remaining balance of $68,128 was offset by returning 100,000 shares of J-Bird Music Group LTD. common stock back into the Company's treasury per a Letter of Agreement with the Company dated December 26, 2000. The shares were returned in March 2001. Mr. Barbieri resigned as President/CEO/Director of J-Bird Music Group LTD. on November 29,2000. He concurrently resigned as President/Director of J-Bird Records, Inc., a subsidiary of J-Bird Music Group LTD effective November 29,2000. As of December 31, 2001 Mr. Barbieri had settled his debt with J-Bird Music Group, LTD.


ITEM II. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of April 19, 2002, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii). all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                                Common            Percent of
                                                Shares            Class (2)


IMM International, Inc. (2)                     80,000             .046
#2 Springhill Road, Suite 17
Norwalk, CT 06851


Hope D. Trowbridge (1)(2)                       34,975             .020

Asa L. Fish (1)                                 31,375             .018

All Executive officers and
  Directors as a Group (3 persons)             146,350             .085

(1) These persons are all of the executive officers and directors of the Company.

(2) Hope D. Trowbridge is the sole officer, director, and shareholder of IMM International, Inc. Accordingly, Miss Trowbridge has voting and investment control over these shares.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In 1998 IMM purchased 2,000,000 shares of the Company's common stock for $525,000. Other non-affiliate shareholders purchased 750,000 shares of stock at prices ranging from $.25 to $.40 per share. The difference between the subscription price and the fair market value of the stock of $1,277,500 was recorded as a non-cash charge to operations. In 1998, IMM repaid $119,750 of amounts outstanding under stock subscriptions at December 31,1997. As of December 31, 2001 there are $30,000 in outstanding stock subscriptions with J-Bird Music Group, LTD.



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

Exhibits.

Exhibit   SEC Ref.   Tile of Document                                Location
   No.       No.

   1      (3)(i)     Articles of Incorporation, as amended (1)       Fm 10-SB
                                                                     Page E-1

   2      (3)(ii)    By-Laws (1)                                     Fm 10-SB
                                                                     Page E-8

   3      (10)       Navarre Corporation Distribution
                     Agreement (1)                                   Fm 10-SB
                                                                     Page E-35


   4      (10)       Credit Agreement with IMM
                     International, Inc. dated October 1, 1998       This Filing
                                                                     Page E-13

   5      (21)       Subsidiaries of the Registrant                  This Filing
                                                                     Page E-31



(1) Exhibit No.'s I and 2 are incorporated herein by this reference to the Company's Registration Statement on Form 1O-SB filed with the Securities and Exchange Commission on December 21, 1998.

FORM 8-K FILINGS

One report for Form 8-K was filed on July 20, 2001. The report was filed to educate the shareholders and potential investors of a civil lawsuit settled between Marcorp, Inc and Hope D. Trowbridge and the Securities and Exchange Commission. Furthermore, the 10-K discloses a lawsuit between Marcorp, Inc and Douglas McCaskey and the Securities and Exchange Commission.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       J-BIRD MUSIC GROUP LTD.

Date:  April 29, 2002                  By: Hope D. Trowbridge, President

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 29, 2002                  Hope D. Trowbridge, Director

Dated: April 29, 2002                  Asa L. Fish, Director

                             J-BIRD MUSIC GROUP LTD.

                              Financial Statements

                            December 31, 2001and 2000

                                    CONTENTS


Independent Auditors' Report............................................F-2

Balance Sheet...........................................................F-3

Statements of Operations................................................F-4

Statements of Stockholders' Equity......................................F-5

Statements of Cash Flows................................................F-8

Notes to the Financial Statements.......................................F-11

INDEPENDENT AUDITORS'REPORT


Board of Directors
J-Bird Music Group LTD.


We have audited the accompanying balance sheet of J-Bird Music Group LTD. as of December 31, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J-Bird Music Group LTD. as of December 31, 2001 and the results of its operations and cash flows for each of the years in the two year period ended December 31, 2001 in conformity with generally accepted accounting principles.


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

                            J-BIRD MUSIC GROUP LTD.
                          COMPARATIVE BALANCE SHEET AT
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                2001                 2000
                                                            ------------         ------------

Cash                                                        $      1,432         $          0
Accounts Receivable                                                5,762               17,038

Inventory                                                        134,777              161,599
Loans receivable, shareholder                                          0               68,128
Recording advances                                                25,000               55,000
                                                            ------------         ------------

Total Current Assets                                             166,971              301,765

Fixed assets, net                                                438,962              503,369
Other assets                                                           0                  978
                                                            ------------         ------------

Total Assets                                                $    605,933         $    806,112
                                                            ============         ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Account payable and accrued expenses                        $    245,190              212,000
Note Payable                                                      50,000               49,936
Mortgage-Current                                                  14,570               48,685
Accrued Royalties                                                133,096               76,945
                                                            ------------         ------------

Total Current Liabilities                                        442,856              387,566

Mortgage-Long Term                                               371,052              347,258
Due to IMM International, Inc.                                    57,115                    0
Due to shareholders and officers                                  88,941                    0
                                                            ------------         ------------

Total Liabilities                                                959,964              734,824

Stockholders' Equity (Deficiency)
Common stock $.001 par value 50,000,000 shares
  authorized, 1,720,960 issued and outstanding                    45,878               35,878
Treasury Stock                                                  (254,690)                   0
Stock subscriptions receivable                                   (30,000)            (250,000)
Paid in capital                                               11,964,982           11,112,047
Deficit                                                      (12,080,181)         (10,826,637)
                                                            ------------         ------------

Total Stockholders' Equity (Deficit)                            (354,031)              71,288
                                                            ------------         ------------

Total Liabilities and Stockholder's Equity/(Deficit)        $    605,933         $    806,112
                                                            ============         ============

                 See accompanying notes to financial statements

                            J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                       2001              2000
                                                   ------------      ------------
Net sales                                          $    493,396      $  1,026,714

Cost of sales                                           472,906           781,973
                                                   ------------      ------------

Gross Profit                                             20,490           244,741

Operating expenses:

  Advertising and promotion                              40,289           188,766
  Professional fees                                      60,862            94,573
Amortization and depreciation                            65,790            34,978
  Salaries                                              116,000           107,942
  Interest                                               49,786             5,944
  Selling, general and administrative expenses          864,632         1,665,558
                                                   ------------      ------------

Total Expenses                                        1,197,359         2,097,391
                                                   ------------      ------------

Net (loss) before other (expenses)                   (1,176,869)       (1,852,650)

Other income (expense):
  Prior Period Adjustments                                   (0)         (780,355)
  Gain on Extinguishment of Debt                         19,050                 0
  Loss on Receivable Due                                (63,438)                0
  Other Income/(Expense)                                (32,288)                0
                                                   ------------      ------------

                                                        (76,676)         (780,355)
                                                   ============      ============

Net loss                                           $ (1,253,545)     $ (2,633,006)
                                                   ============      ============

Net loss common share (basic and diluted)          $      (1.05)     $      (0.09)
                                                   ------------      ------------

Weighted average common shares outstanding            1,191,752        29,025,062



                 See accompanying notes to financial statements

                            J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


Cash flows from (used in) operating activities
Adjustments to reconcile net (loss) to net cash from (used in) operating activities:

                                                       2001             2000
                                                    -----------      -----------

Net (loss)                                          $(1,253,545)     $(2,633,006)
Amortization and depreciation                            65,790           34,978
Decrease (Increase) in accounts receivable               11,276          534,241
Decrease (Increase) in inventory                         26,822          (89,319)
Stock issued for services                               840,356        1,441,934
Decrease (increase) in recording advances               (25,000)          34,764
Decrease (increase) other assets                          1,978                0
Increase/ (Decrease) in Notes payable                        64           49,936
Increase/(Decrease) in accrued royalties                 56,151          (25,630)
Increase/(Decrease) in accounts payable                  33,190          (45,795)
                                                    -----------      -----------

Net cash (used in) operating activities                (242,918)        (697,897)



Cash flows from (used in) investing activities
Purchase of fixed assets                                 (1,385)        (422,000)
                                                    -----------      -----------

Net cash (used in) investing activities                  (1,385)        (422,000)


Cash flows from (used in) financing activities
Stock issued for cash                                   110,000        1,016,100
Due from officer and shareholder                              0           68,128
Due to shareholders and officers                         88,941                0
Payments of notes payable                               (10,321)          35,669
Due to IMM International Inc.                            57,115                0
                                                    -----------      -----------

Net cash from financing activities                      245,735        1,119,897
                                                    -----------      -----------

Net increase (decrease) in cash                           1,432               (0)

Cash, beginning of year                                       0                0
                                                    -----------      -----------

Cash, end of year                                   $     1,412      $         0
                                                    ===========      ===========

Supplemental cash flow information:
  Cash paid for interest                            $    49,786      $     5,944



                 See accompanying notes to financial statements

                            J-BIRD MUSIC GROUP LTD.
                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                         Common                      Retained
                                           Common        Stock         Paid In       Earnings     Subscription
                                           Shares        Amount        Capital       (Deficit)     Receivable       Total
                                         -----------   -----------   -----------   -----------    -----------    -----------
Balance at January 1, 2000                21,598,395        21,598     8,864,907    (8,193,630)      (250,000)       442,875

Net Loss                                           0             0             0    (2,633,006)             0     (2,633,006)
Payment of Stock Subscription                      0             0             0             0              0              0
Financing Fee - Sale of Discounted
  Common Stock                                     0             0             0             0              0              0
Shares Cancelled                                   0             0             0             0              0              0

Fair Value of Employment Services -
  Non Compensated                                  0             0             0             0              0              0
Stock Issued for Options                           0             0             0             0              0              0
Stock Issued for Cash                      8,900,000         8,900     1,016,100             0              0      1,025,000
Stock Issued for Services                  4,280,000         4,280     1,231,040             0              0      1,235,320
                                         -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31,                   34,778,395        34,778    11,112,047   (10,826,636)      (250,000)        70,189
                                                                                                                        2000
Restated: Split 1:40                         869,460        34,778    11,112,047   (10,826,636)      (250,000)        70,189
Net Loss                                           0             0             0    (1,253,545)             0     (1,253,545)
Payment of Stock Subscription                      0             0             0             0        330,000              0
Fair Value of Employment Services -
  Non Compensated (Post Split)                80,000           860       115,140             0              0        116,000
Stock Issued for Cash (Post Split)           100,000         4,000       106,000             0       (110,000)       110,000
Stock Issued for Services (Post Split)       671,500         5,120       631,795             0              0        636,415
                                         -----------   -----------   -----------   -----------    -----------    -----------

Balance at December 31, 2001               1,720,960        44,758    11,964,982   (12,080,181)       (30,000)       320,941
                                         ===========   ===========   ===========   ===========    ===========    ===========

                 See accompanying notes to financial statements

                             J-Bird Music Group LTD.
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2001 and 2000

Note 1. Organization and Significant Accounting Policies
---------------------------------------------------------

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


Investments in Affiliates
-------------------------

The Company accounts for its investments in affiliates by using the equity method of accounting under which the Company's share of earnings of these affiliates is reflected in the statement of operations. Investments acquired through the issuance of the Company's stock are recorded at an average of the most recent sales price of the stock at the date of acquisition

Fixed Assets
------------

Fixed assets are recorded at cost and are being depreciated over their estimated useful lives (5 to 15 years).

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, J-Bird Records Inc. Material intercompany balances and transactions have been eliminated in consolidation.

Cash
-----

For purposes of the statement of cash flows, the Company considers cash as cash held in operating accounts and all highly liquid investments with a maturity of three months or less to be cash equivalents.

                             J-Bird Music Group LTD.
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2001 and 2000

Note 1. Organization and Significant Accounting Policies( cont.)
---------------------------------------------------------------

Inventory
---------

Inventory of $134,777 and $161,599, in 2001 and 2000 stated at the lower of cost or market (first in, first out), consists of musical CDs.

Revenue Recognition
-------------------

Revenue is recorded when CDs are shipped from its fulfillment center. The Company maintains its inventory at a fulfillment center, which provides the shipping to customers. Most sales are made with the right of return of unsold units.

Royalties
---------

Royalties are accrued at an average 12% of an artist's sales..

Officers' Compensation
-----------------------


In 2000 the chief executive officer received compensation of $42,430 and was used to offset his loan from J-Bird Records, Inc. As of November 26, 2000 Mr. Barbieri has resigned as chief executive officer.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The Company has a net loss carry forward of approximately $8,000,000, which expires in 2013.

Earnings Per Share
------------------

In 1997 the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share". Earnings per share are based on the weighted average number of shares outstanding. Common stock equivalents have not been considered, as their effect would be anti-dilutive.

Use of Estimates
----------------

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

                             J-Bird Music Group LTD.
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2001 and 2000

Note 1. Organization and Significant Accounting Policies( cont.)
----------------------------------------------------------------

Reclassifications and Restatements
-----------------------------------

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

Note 4. Related Party Transactions
-----------------------------------

In October 1998 the Company entered into a credit agreement with IMM International, Inc., ("IMM") a company that owns approximately 50% of the outstanding shares of the Company, whereby IMM will provide up to $500,000 in financing to the Company for working capital purposes. Amounts outstanding under this agreement bear interest at 10% and are due on September 30, 2002. As of December 31, 2001 the Company owed $57,115 under this agreement.

Note 6. Fixed Assets

Fixed assets consist of:                 2001              2000
                                       ---------         ---------

Building                               $ 422,000         $ 422,000
Computer equipment and software          169,247           167,862
Furniture and fixtures                    40,829            40,829
Leasehold improvement                      8,571             8,571



Accumulated depreciation               $(201,838)        $(135,893)

                             J-Bird Music Group LTD.
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2001 and 2000


Note 7. Note Payable
---------------------

The amount due at December 31, 2001 consist of a $50,000 note payable to Charles Ruppman. The note accumulated interest at 10% per annum whereas the entire balance is due on November 1, 2002. As of December 31, 2001 the outstanding balance on the note was $50,000. The total amount of the note payable was repaid in February of 2001 through issuance of 300,000 shares of stock.

Note 8. Common Stock
---------------------

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

Note 9. Commitments and Contingencies
-------------------------------------

Common Stock
------------

During the years ended December 31, 2001 and 2000, the Company issued shares of its common stock. These shares were not registered under the Securities Act of 1933 based on the exemption from registration thereunder provided by section 4
(2), thereof for offerings not involving a public offering.

                             J-Bird Music Group LTD.
                   Notes to Consolidated Financial Statements
                     Years Ended December 31, 2001 and 2000




Note 10. Subsequent Events
--------------------------

In January 1999 the Company obtained a $100,000 line of credit with a commercial bank. The line of bears interest at 2% above the bank's prime rate. Certain officers and shareholders have personally guaranteed the debt. The Company had paid back all money due under the line of credit as of December 31, 2001.