Form 10-Q
period 2002-03-31
J BIRD MUSIC GROUP LTD
filed 2002-06-10
CIK 1057550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                   QUARTERLY REPORT UNDER REGULATION SB OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

For the Quarter Ended                              Commission File Number:
March 31, 2002                                     0-24449

                             J-BIRD MUSIC GROUP LTD.
             (Exact Name of Registrant as specified in its charter)

         Pennsylvania                                          06-1411727
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

Number of Shares Outstanding         Class                            Date

         2,020,960                   Common Stock                March 31, 2002
                                     $.001 par value

                             J-BIRD MUSIC GROUP LTD.

                                      Index




PART I FINANCIAL INFORMATION


Balance Sheet March 31, 2002                                                  3

Statements of Operations
         Three Months Ended March 31, 2002 and 2001                           4

Statements of Cash Flow
         Three Months Ended March 31, 2002 and 2001                           5

Notes to Unaudited Financial Statements
         March 31, 2002                                                       6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8



PART II


Other Information                                                            12

Signatures                                                                   12

                             J-BIRD MUSIC GROUP LTD.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002

ASSETS:
  Cash                                                          $             0
  Inventory                                                             145,991
  Due from Navarre                                                      132,331
  Due from Employee                                                           0
  Recording Advances                                                     25,000
                                                                ---------------

Total Current Assets                                                    303,322

  Fixed Assets, Net                                                     432,170
                                                                ---------------

Total Assets                                                    $       735,492
                                                                ===============


LIABILITIES AND STOCKHOLDERS' EQUITY


  Account Payable and Accrued Expenses                          $       273,612
  Due to DGM                                                            116,677
  Accrued Royalties                                                     114,339
  Due to I.M.M. International-(Note 2)                                   57,115
  Mortgage Payable-Current                                               14,570
  Cash Overdraft                                                          3,924
                                                                ---------------

Total Current Liabilities                                               580,237

 Mortgage Payable-Long-Term                                             371,052
                                                                ---------------

Total Liabilities                                                       951,289
                                                                ---------------

  Stockholders' Equity
  Common Stock $.001 Par Value 50,000,000 Shares
    Authorized, 2,020,960 Issued and Outstanding                         46,158
  Treasury Stock - 27,500 shares                                       (254,690)
  Paid in Capital                                                    12,014,682
  Subscription Receivable                                               (30,000)
  Retained Earnings/(Deficit)                                       (11,991,947)
                                                                ---------------

Total Stockholders' Equity                                             (215,797)
                                                                ---------------

Total Liabilities and Stockholders' Equity                      $       735,492
                                                                ===============

                             J-BIRD MUSIC GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                          2002                 2001
                                                                     ---------------     ---------------

Net Sales                                                            $       (91,992)    $       143,766

Cost of Sales                                                               (250,326)            119,254

Operating Expenses:
  Advertising and Promotion                                                        0              16,969
Professional Fees                                                             24,000              11,486

  Amortization and Depreciation                                                6,793               9,781
  Salaries-(Note 3)                                                           17,100                   0
  Administrative Expenses                                                     22,209              59,326
                                                                     ---------------     ---------------


Net Income/(Loss) Before
         Other Income (Expenses)                                              88,232             (73,050)

Other Income/ (Expenses)

Other Income                                                                       0               4,100
Loss on Extinguishment of Debt                                                     0             (63,438)
Royalties Adjustment                                                               0             (36,390)
                                                                     ---------------     ---------------



Net Income/ (Loss)                                                   $        88,232     $      (168,778)
                                                                     ===============     ===============

Net Loss per Common Share                                            $          0.06     $         (0.05)

Weighted Average Common Shares Outstanding                                 1,466,752          30,691,728

                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                           2002               2001
                                                                     ---------------     ---------------

Cash Flows from (Used In) Operating Activities
Adjustments to Reconcile Net (Loss) to Net Cash
From (Used In) Operating Activities:

  Net Income/(Loss)                                                  $        88,232     $      (168,778)
  Amortization and Depreciation                                                6,792               9,781

  (Increase)/Decrease in Employee Loan                                             0              (1,000)
  (Increase)/Decrease in Accounts Receivable                                (126,569)             (7,335)
  (Increase)/Decrease in Inventory                                           (11,215)            (26,739)
  (Decrease)/Increase in Accrued Royalties                                   (18,757)            (55,411)
  (Decrease)/Increase in Accounts Payable                                     28,422              (7,073)
  (Decrease)/Increase in Payroll Liabilities                                       0              54,137
  (Increase)/Decrease in Recording Advance                                         0                   0
                                                                     ---------------     ---------------

Net Cash (Used In) Operating Activities                                      (33,095)            (91,596)
                                                                     ---------------     ---------------



Cash Flows from (Used In) Financing Activities
  Stock Issued for Cash                                                       50,000              60,000

  Increase/(Decrease)  in Shareholder Loans                                   27,740                   0
  Increase/(Decrease) in Loan Due I.M.M                                            0              44,615
  Increase/(Decrease) in Mortgage Payable                                          0              (3,219)
  Increase/(Decrease) in Note Payable                                        (50,000)             (6,282)
                                                                     ---------------     ---------------

Net Cash from Financing Activities                                            27,740              95,114
                                                                     ---------------     ---------------

Net Increase /(Decrease) in Cash                                              (5,355)              3,518

Cash, Beginning of Period                                                      1,432                   0
                                                                     ---------------     ---------------

Cash, End of Period                                                  $        (3,923)    $         3,518
                                                                     ===============     ===============

                             J-BIRD MUSIC GROUP LTD.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB filed for the year ended December 31, 2001.

Earnings (loss) per share are based on the weighted average number of shares outstanding. Common stock equivalents have not been considered as their effect would be anti-dilutive.

Note 2. Related Party Transactions

In October 1998, the Company entered into a credit agreement with I.M.M. International, Inc., a shareholder of the company, whereby I.M.M. will provide up to $500,000 in financing to the Company for working capital purposes. The agreement expired on March 31, 1999. Amounts outstanding under this agreement bear interest at 8% and are due on June 30, 2002. At March 31, 2002, I.M.M. Interntational had advanced $44,515 to the Company.

Note 3. Salaries

On March 1, 2001 four employees entered into a restricted stock purchase agreement whereas the employees received the right to purchase 800,000 shares (20,000 shares post split) resulting in 200,000 shares (5,000 shares post split) per employee. The issue price of the common stock on March 1, 2001 was $0.0825 per share ($3.40 per share post split) with a cumulative value of $68,000 ($17,000 per employee). An additional 60,000 shares were issued to three employees (20,000 shares per employee) on August 3, 2001 at an issue price of $0.80 per share of common stock for a cumulative total of $48,000 ($16,000 per employee).

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

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of J-Bird Music Group LTD's, consolidated results of operations and financial condition for the three months ended March 31, 2002. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

J-Bird Records began in 1996 as "The First World Wide Web Recording Label" (jbirdrecords.com), signing, promoting and selling its artists' CDs exclusively online. The company quickly developed a traditional brick and mortar presence to enhance its efforts, thereby creating a hybrid label combining the best of both offline and online worlds. J-Bird Records is an independent label with a roster of over 350 artists including Rockapella, John Entwistle, the Guess Who, Mitch Ryder, Lee Rocker, and more. The label utilizes traditional and online marketing and distribution methods for the promotion of its artists. The Navarre Corporation is the label's exclusive North American distributor to retail accounts. Navarre is the leading independent distributor of music and music-related products throughout North America.

J-Bird Records' business model combines sustained profitability in the traditional retail marketplace along with the online world, thus enabling it to withstand the dot-com fallout as compared to exclusive online music-related companies, who have not. As a result, the company has emerged as a strong industry competitor, anticipating profitability in 2002.

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

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders and a bank. The Company borrowed $100,000 under its line of credit agreement with a bank. As of December 31, 2001 the Company had settled its debt with a bank and the line of credit was closed. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations. In addition to the bank loan, the Company is presently funding its operating deficit through a credit agreement with I.M.M. International, Inc., a shareholder of the company.

The Company is currently pursuing long term financing for its operating activities and a potential acquisition. No source of financing has occurred to date and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations - Three months ended March 31, 2002 compared to three months ended March 31, 2001

                                                         2002            2001
                                                         ----            ----

         Net Sales                                   $ (91,992)       $143,766

         Cost of Sales                               $(250,326)       $119,254

In addition to obtaining the distribution agreement with Navarre, 2002 sales decreased due to the increasing number of returns even though the Company has signed on more artists, including three nationally recognized performers. The Company has over 350 artists under agreements at March 31, 2002.

In the first quarter of 2002 the Company experienced a large amount of returns through their distributor, Navarre. The total returns for the quarter were $ 132,525 offset against the quarterly record sales of $ 40,533 for the first quarter resulting in negative sales of $91,992. As a direct result of the large number of returns, the Company's inventory increased by $11,215 (valued at historical cost) to reflect the CD's returned to the distributor. Additionally, the royalties due to the artists under contract with the Company decreased a net $18,757 as a result of the returns. Finally, the Company received a credit from Navarre which resulted in a net of $220,354 for production costs related to the CD's sold in prior quarters but returned in the first quarter of 2002. This credit is reflected in both the receivable from Navarre as well as the direct costs related to producing the CD's. These factors combined result in a cost of goods negative figure of $250,326 for the period ended March 31, 2002 and shown as follows:


Cost of Goods Sold:

Inventory- Beginning                        $ 134,776
Production Costs                             (220,354)
Royalties                                     (18,757
Inventory-Ending                             (145,991)
                                            ----------

Cost of Goods Sold                          $(250,326)

                                                       2002              2001
                                                    -----------      -----------
         Advertising and Promotion Expenses         $         0      $    16,969

The decrease in advertising and promotion is due to the level of operations of the Company.

         Professional Fees                          $    24,000      $    11,486

The increase in professional fees is due to the higher level of legal, accounting and consulting fees of the Company.

         Salaries                                   $    17,100      $         0

In 2002, two employees received compensation through the Company. No payroll taxes were taken out of the wages and therefore the employee is responsible for all taxes due on the compensation received.

         Administrative Expenses                    $    22,209      $    59,326

The decrease in administrative expenses is due to the decreased operations of the Company.





Other Expenses

Bad Debt                                            $         0      $    63,438

This represents a write off in the year 2001 of the net amount due from the former President of the Company per agreement. The Company+ received 100,000 shares of common stock with a value of $4,690 reflected as a treasury stock transaction.


Other Expenses (cont.)

Royalty Adjustment                                  $         0      $    36,390

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

                                            J-Bird Music Group LTD.
                                            (Registrant)

Dated:   June 6, 2002                       By:  Hope D. Trowbridge
                                            President