Form 10-Q
period 2002-06-30
J BIRD MUSIC GROUP LTD
filed 2002-08-15
CIK 1057550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                   QUARTERLY REPORT UNDER REGULATION SB OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

For the Quarter Ended                              Commission File Number:
June 30, 2002                                        0-24449

                             J-BIRD MUSIC GROUP LTD.
             (Exact Name of Registrant as specified in its charter)

         Pennsylvania                                          06-1411727
(State or other jurisdiction)                                (IRS Employer
of incorporation or organization)                        Identification Number)

               5 River Road, Suite 301,Wilton, Connecticut 06897
             (Address and zip code of principal executive officers)

                                 (203) 255-1826
              (Registrant's telephone number, including area code)

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

Number of Shares Outstanding         Class                            Date

         3,474,143                   Common Stock                June 30, 2002
                                     $.001 par value

                             J-BIRD MUSIC GROUP LTD.

                                      Index




PART I FINANCIAL INFORMATION


Balance Sheet June 30, 2002                                                   3

Statements of Operations
         Six Months Ended June 30, 2002 and 2001                              4

Statements of Cash Flow
         Six Months Ended June 30, 2002 and 2001                              5

Notes to Unaudited Financial Statements
         June 30, 2002                                                        6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8



PART II


Other Information                                                            12

Signatures                                                                   12

                             J-BIRD MUSIC GROUP LTD.
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2002

ASSETS:
  Cash                                                          $           163
  Inventory                                                             150,542
  Due from Navarre                                                            0
  Due from Employee                                                           0
  Recording Advances                                                     25,000
                                                                ---------------

Total Current Assets                                                    175,705

  Fixed Assets, Net                                                     432,170
                                                                ---------------

Total Assets                                                    $       607,875
                                                                ===============


LIABILITIES AND STOCKHOLDERS' EQUITY


  Account Payable and Accrued Expenses                          $       273,612
  Due to DGM                                                            135,340
  Accrued Royalties                                                     108,015
  Due to I.M.M. International-(Note 2)                                   57,115
  Mortgage Payable-Current                                               14,570
  Cash Overdraft                                                              0
  Due to Navarre                                                        182,981
                                                                ---------------

Total Current Liabilities                                               771,633

 Mortgage Payable-Long-Term                                             371,052
                                                                ---------------

Total Liabilities                                                     1,142,685
                                                                ---------------

  Stockholders' Equity
  Common Stock $.001 Par Value 50,000,000 Shares
    Authorized, 3,474,143 Issued and Outstanding                         47,611
  Treasury Stock - 27,500 shares                                       (254,690)
  Paid in Capital                                                    12,172,982
  Subscription Receivable                                               (30,000)
  Retained Earnings/(Deficit)                                       (12,470,713)
                                                                ---------------

Total Stockholders' Equity                                             (534,810)
                                                                ---------------

Total Liabilities and Stockholders' Equity                      $       607,875
                                                                ===============

                             J-BIRD MUSIC GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                          2002                 2001
                                                                     ---------------     ---------------

Net Sales                                                            $      (126,989)    $       180,788

Cost of Sales                                                               (272,012)            196,374

Operating Expenses:
  Advertising and Promotion                                                        0             20,711
Professional Fees                                                            151,300             43,621

  Amortization and Depreciation                                                6,793             44,857
  Salaries-(Note 3)                                                           31,503             68,000
  Administrative Expenses                                                     62,746            494,832
                                                                     ---------------     ---------------


Net Income/(Loss) Before
         Other Income (Expenses)                                            (651,343)          (687,607)

Other Income/(Expenses)

Other Income                                                                       0               4,100
Loss on Extinguishment of Debt                                                     0             (63,438)
Royalties Adjustment                                                           6,324             (36,390)
                                                                     ---------------     ---------------



Net Income/(Loss)                                                    $     (645,019)     $      (783,334)
                                                                     ===============     ===============

Net Loss per Common Share                                            $        (0.19)      $        (0.74)

Weighted Average Common Shares Outstanding                                3,474,143            1,058,418

                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                           2002               2001
                                                                     ---------------     ---------------

Cash Flows from (Used In) Operating Activities
Adjustments to Reconcile Net (Loss) to Net Cash
From (Used In) Operating Activities:

  Net Income/(Loss)                                                  $      (645,019)     $     (783,334)
  Amortization and Depreciation                                                6,792               6,792

  (Increase)/Decrease in Employee Loan                                             0              67,128
  (Increase)/Decrease in Accounts Receivable                                       0                (791)
  (Increase)/Decrease in Inventory                                            (4,551)                195
  (Increase) in Security Deposits                                                  0                 978
  (Decrease)/Increase in Accrued Royalties                                    (6,324)            (51,909)
  (Decrease)/Increase in Accounts Payable                                    182,981             (25,861)
   Stock Issued for Services                                                 127,300             473,584
  (Decrease)/Increase in Payroll Liabilities                                       0              54,137
  (Increase)/Decrease in Recording Advance                                         0                   0
                                                                     ---------------     ---------------

Net Cash (Used In) Operating Activities                                     (338,821)           (117,198)
                                                                     ---------------     ---------------



Cash Flows from (Used In) Financing Activities
  Stock Issued for Cash                                                       31,000             110,000

  Increase/(Decrease)  in Shareholder Loans                                   18,663              11,520
  Increase/(Decrease) in Loan Due I.M.M                                            0              57,115
  Increase/(Decrease) in Mortgage Payable                                          0              (4,568)
  Increase/(Decrease) in Note Payable                                              0             (50,000)
                                                                     ---------------     ---------------

Net Cash from Financing Activities                                            49,663             167,784
                                                                     ---------------     ---------------

Net Increase /(Decrease) in Cash                                            (289,158)             43,982

Cash, Beginning of Period                                                      1,432            (47,289)
                                                                     ---------------     ---------------

Cash, End of Period                                                  $      (287,726)    $        (3,307)
                                                                     ===============     ===============

                             J-BIRD MUSIC GROUP LTD.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


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

Note 2. Related Party Transactions

In October 1998, the Company entered into a credit agreement with I.M.M. International, Inc., a shareholder of the company, whereby I.M.M. will provide up to $500,000 in financing to the Company for working capital purposes. The agreement expired on March 31, 1999. Amounts outstanding under this agreement bear interest at 8% and are due on June 30, 2002. At June 30, 2002, I.M.M. Interntational had advanced $57,115 to the Company.

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

Liquidity and Capital Resources

The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders and a bank. The Company borrowed $100,000 under its line of credit agreement with a bank. As of December 31, 2001 the Company had settled its debt with a bank and the line of credit was closed. The Company expects negative cash flow from operations to continue for the foreseeable future, as it continues to develop and market its operations. Inflation has not had any material impact on the Company's operations. The Company is presently funding its operating deficit through Private Placements.

The Company is currently pursuing long term financing for its operating activities and a potential acquisition. No source of financing has occurred to date and there can be no assurance that financing will be available, or if available, that it will be on acceptable terms. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations - Six months ended June 30, 2002 compared to six months ended June 30, 2001

                                                         2002            2001
                                                         ----            ----

         Net Sales                                   $(126,989)       $180,788

         Cost of Sales                               $(272,017)       $196,374

In addition to obtaining the distribution agreement with Navarre, 2002 sales decreased due to the increasing number of returns even though the Company has signed on more artists, including three nationally recognized performers. The Company has over 350 artists under agreements at June 30, 2002.

In the first quarter of 2002 the Company experienced a large amount of returns through their distributor, Navarre. The total returns for the quarter were $(61,682) offset against the quarterly record sales of $ 26,685 for the first quarter resulting in negative sales of $(34,997). As a direct result of the large number of returns, the Company's inventory increased by $4,551 (valued at historical cost) to reflect the CD's returned to the distributor. Additionally, the royalties due to the artists under contract with the Company decreased a net $6,324 as a result of the returns. Finally, the Company received a credit from Navarre which resulted in a net of $220,354 for production costs related to the CD's sold in prior quarters but returned in the first quarter of 2002. This credit is reflected in both the receivable from Navarre as well as the direct costs related to producing the CD's. These factors combined result in a cost of goods negative figure of $272,012 for the six month period ended June 30, 2002 and shown as follows:


Cost of Goods Sold:

Inventory- Beginning                        $ 134,776
Production Costs                             (235,354)
Royalties                                     (20,892)
Inventory-Ending                             (150,542)
                                            ----------

Cost of Goods Sold                          $(272,012)

                                                       2002              2001
                                                    -----------      -----------
         Advertising and Promotion Expenses         $         0      $    20,711

The decrease in advertising and promotion is due to the level of operations of the Company.

         Professional Fees                          $   151,300      $    43,621

The increase in professional fees is due to the higher level of legal, accounting and consulting fees of the Company.

         Salaries                                   $    31,503      $   68,000

In 2002, three employees received compensation through the Company. No payroll taxes were taken out of the wages and therefore the employee is responsible for all taxes due on the compensation received.

         Administrative Expenses                    $    62,746      $   494,832

The decrease in administrative expenses is due to the decreased operations of the Company.





Other Expenses

Bad Debt                                            $         0      $    63,438

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

                                            J-Bird Music Group LTD.
                                            (Registrant)

Dated: August 14, 2002                         By: Hope D. Trowbridge
                                               President