Form 10QSB
period 2002-09-30
J BIRD MUSIC GROUP LTD
filed 2002-11-14
CIK 1057550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                   QUARTERLY REPORT UNDER REGULATION SB OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

For the Quarter Ended                              Commission File Number:
September 30, 2002                                     0-24449

                             J-BIRD MUSIC GROUP LTD.
             (Exact Name of Registrant as specified in its charter)

         Pennsylvania                                          06-1411727
(State or other jurisdiction)                                (IRS Employer
of incorporation or organization)                        Identification Number)

                   5 River Road, Suite 301, Wilton, Connecticut 06897
             (Address and zip code of principal executive officers)

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

Number of Shares Outstanding         Class                            Date

         6,614,143                   Common Stock             September 30, 2002
                                     $.001 par value

                             J-BIRD MUSIC GROUP LTD.

                                      Index


PART I FINANCIAL INFORMATION


Balance Sheet September 30, 2002                                              3

Statements of Operations
         Nine Months Ended September 30, 2002 and 2001                        4

Statements of Cash Flow
         Nine Months Ended September 30, 2002 and 2001                        5

Notes to Unaudited Financial Statements
         September 30, 2002                                                   6

Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8



PART II


Other Information                                                            12

Signatures                                                                   13

                             J-BIRD MUSIC GROUP LTD.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002

ASSETS:
  Cash                                                          $         1,543
  Inventory                                                             101,646
  Due from Navarre                                                            0
  Due from Employee                                                           0
  Recording Advances                                                     30,000
                                                                ---------------
Total Current Assets                                                    133,189

  Fixed Assets, Net                                                      32,170
                                                                ---------------
Total Assets                                                    $       165,359
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Account Payable and Accrued Expenses                          $       305,817
  Due to DGM -(Note 5)                                                    1,474
  Accrued Royalties                                                     122,654
  Due to I.M.M. International-(Note 2)                                   57,115
  Mortgage Payable-Current                                                    0
  Cash Overdraft                                                              0
  Due to Navarre                                                        117,563
  Due to Shareholder- (Note 6)                                           15,000
                                                                ---------------
Total Current Liabilities                                               606,123

 Mortgage Payable-Long-Term                                                   0
                                                                ---------------
Total Liabilities                                                       606,123
                                                                ---------------
  Stockholders' Equity
  Common Stock $.001 Par Value 50,000,000 Shares
    Authorized, 2,020,960 Issued and Outstanding                         50,751
  Treasury Stock - 27,500 shares                                       (254,690)
  Paid in Capital                                                    12,322,982
  Subscription Receivable                                               (30,000)
  Retained Earnings/(Deficit)                                       (11,648,279)
                                                                ---------------
Total Stockholders' Equity                                             (440,764)
                                                                ---------------
Total Liabilities and Stockholders' Equity                      $       165,359
                                                                ===============

                             J-BIRD MUSIC GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                        2002            2001
                                                    -----------     -----------
Net Sales                                           $   (58,206)    $   334,408

Cost of Sales                                          (209,277)        365,909

Operating Expenses:
  Advertising and Promotion                                   0          16,724
Professional Fees                                       152,800         107,542

  Amortization and Depreciation                           6,793          51,008
  Salaries-(Note 3)                                      35,703         116,000
  Administrative Expenses                                83,632         788,054
  Interest Expense                                            0          22,759
                                                    -----------     -----------


Net Income/(Loss) Before
         Other Income (Expenses)                       (546,411)     (1,133,588)

Other Income/ (Expenses)

Other Income                                                  0           4,102
Loss on Extinguishment of Debt                                0         (63,438)
Royalties Adjustment                                          0         (36,390)
                                                    -----------     -----------

Net Income/ (Loss)                                  $  (546,411)    $(1,229,314)
                                                    ===========     ===========

Net Loss per Common Share                           $      0.08     $     (1.03)

Weighted Average Common Shares Outstanding            6,614,143       1,119,752

                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                2002                   2001
                                                             -----------           ------------
Cash Flows from (Used In) Operating Activities
Adjustments to Reconcile Net (Loss) to Net Cash
From (Used In) Operating Activities:

  Net Income/(Loss)                                          $  (546,411)          $(1,229,314)
  Amortization and Depreciation                                    6,792                51,008
  (Increase)/Decrease in Employee Loan                                 0                67,128
  (Increase)/Decrease in Accounts Receivable                           0               (14,622)
  (Increase)/Decrease in Inventory                                 4,449                30,236
  (Increase)/Decrease in Security Deposits                             0                   978
  (Decrease)/Increase in Accrued Royalties                         8,315                75,476
  (Decrease)/Increase in Accounts Payable                        192,601                (6,215)
   Stock Issued for Services                                     127,300               715,829
  (Decrease)/Increase in Payroll Liabilities                           0                54,137
  (Increase)/Decrease in Recording Advance                        (5,000)               55,000
                                                             -----------           -----------

Net Cash (Used In) Operating Activities                         (211,954)             (200,359)
                                                             -----------           -----------



Cash Flows from (Used In) Financing Activities
  Stock Issued for Cash                                           31,000               110,000
  Increase/(Decrease)in Shareholder Loans                       (135,000)              100,226
  Increase/(Decrease) in Loan Due I.M.M                                0                57,115
  Increase/(Decrease) in Mortgage Payable                              0                (6,878)
  Increase/(Decrease) in Note Payable                                  0               (12,886)
                                                             -----------           -----------

Net Cash from Financing Activities                              (104,000)              247,577
                                                             -----------           -----------

Net Increase /(Decrease) in Cash                                (315,954)               47,218

Cash, Beginning of Period                                            181               (47,289)
                                                             -----------           -----------

Cash, End of Period                                          $  (315,773)          $       (71)
                                                             ===========           ===========

                             J-BIRD MUSIC GROUP LTD.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


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

Note 2. Related Party Transactions

In October 1998, the Company entered into a credit agreement with I.M.M. International, Inc., a shareholder of the company, whereby I.M.M. will provide up to $500,000 in financing to the Company for working capital purposes. The agreement expired on March 31, 1999. Amounts outstanding under this agreement bear interest at 8% and are due on June 30, 2002. At September, 2002, I.M.M. Interntational had advanced $57,115 to the Company.

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


Note 5.  Stock Issued For Debt.

On September 20, 2002, Douglas McCaskey converted debt owed to him of $150,000 into 3,000,000 shares of common stock. This amount was reflected in Paid in Capital and in the Statements of Cash Flow, Financing Activities.

Note 6. Due to Shareholder

As of September 30, 2002, the Company owed Henry Val $15,000 which he loaned to the Company. Please see Item 5, Other Information, Subsequent Events for more information.
                                        7

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
Overview

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of J-Bird Music Group LTD's, consolidated results of operations and financial condition for the nine months ended September 30, 2002. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

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

Results of Operations - Nine months ended September 30, 2002 compared to Nine months ended September 30, 2001

                                                         2002            2001
                                                         ----            ----

         Net Sales                                   $( 58,206)       $334,408

         Cost of Sales                               $(209,277)       $365,909

In addition to obtaining the distribution agreement with Navarre, 2002 sales decreased due to the increasing number of returns even though the Company has signed on more artists, including three nationally recognized performers. The Company has over 350 artists under agreements at September 30, 2002.

In the first quarter of 2002 the Company experienced a large amount of returns through their distributor, Navarre. The total returns for the quarter were $(61,682)offset against the quarterly record sales of $26,685 for the first quarter resulting in negative sales of $(91,992). In the quarter ended September, 30, 2002, the Company experienced total returns of $20,598, offset by quarterly sales of $89,381, resulting in net sales of $68,783. The Companies inventory decreased by $9,003 (valued at historical cost). Additionally, the royalties due to the artists under contract with the Company increased by $14,639. Finally, the Company received a credit from Navarre which resulted in a net of $220,354 for production costs related to the CD's sold in prior quarters but returned in the first quarter of 2002. This credit is reflected in both the receivable from Navarre as well as the direct costs related to producing the CD's. These factors combined result in a cost of goods negative figure of $209,277 for the nine month period ended September 30, 2002 and shown as follows:


Cost of Goods Sold:

Inventory- Beginning                        $ 134,776
Production Costs                             (236,154)
Royalties                                     ( 6,253)
Inventory-Ending                             (101,646)
                                            ----------

Cost of Goods Sold                          $(209,277)

                                                       2002              2001
                                                    -----------      -----------
         Advertising and Promotion Expenses         $         0      $    16,724

The decrease in advertising and promotion is due to the level of operations of the Company.

         Professional Fees                          $   152,800      $   107,542

The increase in professional fees is due to the higher level of legal, accounting and consulting fees of the Company.

         Salaries                                   $    35,703      $   116,000

In 2002, two employees received compensation through the Company. No payrolltaxes were taken out of the wages and therefore the employee is responsible forall taxes due on the compensation received.

         Administrative Expenses                    $    83,632      $   788,054

The decrease in administrative expenses is due to the decreased operations of the Company.


Other Expenses

Bad Debt                                            $         0      $    63,438

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

         Not applicable

Item 3.  Default upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Subsequent Events: Effective September 20,2002, Henry Val became CEO, President, Treasurer and director of the Company. Please see Item 6 below. Mr. Val was removed as CEO, President and Treasurer by the Board of Directors on October 30, 2002. Effective October 30, 2002 Hope D. Trowbridge was appointed President and Treasurer of the Company by the Board of Directors.

         Mr. Val received an option to purchase 2,500,000 shares of common stock for $250,000. He exercised this option and the shares were issued to him in September by the Company pursuant to said Option Agreement. These shares were canceled on November 1, 2002 due to non-payment of option price and are not reflected in the in the number of shares outstanding in this Form 10-QSB. As a result of these shares being canceled, Douglas McCaskey currently owns 53% of our common shares.

Item 6.  Exhibits and Reports on Form 8-K

         Form 8-K was filed on September 20, 2002 reporting the following other events (Item 5):

         Effective September 20, 2002, Henry Val became our CEO, President, Treasurer and director. Hope Trowbridge resigned as President and Treasurer and remains a director.

         As a condition of his employment with us, Mr. Val received 2,500,000 Options to purchase our common stock at $.10 per share. Mr. Val Subsequently exercised such options to purchase the 2,500,000 shares. Therefore, Mr. Val currently owns 2,900,000 shares or 31.82% of our Common stock.

         Effective September 20, 2002, Douglas McCaskey converted debt owed to him into 3,000,000 of our common shares. Therefore, Mr. McCaskey presently beneficially owns 3,576,000 of our common shares or 39.24%.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            J-Bird Music Group LTD.
                                            (Registrant)

                                            By:  /s/ Hope D. Trowbridge
                                            ------------------------------
Dated:   November 13, 2002                  Hope D. Trowbridge
                                            President/Treasurer/Director

                                 CERTIFICATIONS

     I, Hope D. Trowbridge, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of J-Bird Music Group LTD;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed each disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors(or persons performing equivalent functions):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.


                                         /s/ Hope D. Trowbridge
                                         ------------------------------
Date: November 12, 2002                  Hope D. Trowbridge
                                         President/Treasurer