Form 10QSB/A
period 2002-09-30
J BIRD MUSIC GROUP LTD
filed 2002-12-06
CIK 1057550

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10 - QSB/A
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

                             J-BIRD MUSIC GROUP LTD.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2002

ASSETS:
  Cash                                                          $         1,543
  Inventory                                                             101,646
  Due from Navarre                                                            0
  Due from Employee                                                           0
  Recording Advances                                                     30,000
                                                                ---------------

Total Current Assets                                                    133,189

  Fixed Assets, Net                                                      32,170
                                                                ---------------

Total Assets                                                    $       165,359
                                                                ===============


LIABILITIES AND STOCKHOLDERS' EQUITY


  Account Payable and Accrued Expenses                          $       305,817
  Due to DGM -(Note 5)                                                    1,474
  Accrued Royalties                                                     122,654
  Due to I.M.M. International-(Note 2)                                   57,115
  Mortgage Payable-Current                                                    0
  Cash Overdraft                                                              0
  Due to Navarre                                                        117,563
  Due to Shareholder- (Note 6)                                           15,000
                                                                ---------------

Total Current Liabilities                                               619,623

 Mortgage Payable-Long-Term                                                   0
                                                                ---------------

Total Liabilities                                                       619,623
                                                                ---------------

  Stockholders' Equity
  Common Stock $.001 Par Value 50,000,000 Shares
    Authorized, 2,020,960 Issued and Outstanding                         50,751
  Treasury Stock - 27,500 shares                                       (254,690)
  Paid in Capital                                                    12,322,982
  Subscription Receivable                                               (30,000)
  Retained Earnings/(Deficit)                                       (12,543,307)
                                                                ---------------

Total Stockholders' Equity                                             (454,264)
                                                                ---------------

Total Liabilities and Stockholders' Equity                      $       165,359
                                                                ===============

                             J-BIRD MUSIC GROUP LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                   2002                 2001
                                             ---------------     ---------------
Net Sales                                       $   (58,206)    $       334,408

Cost of Sales                                      (209,277)            365,909

Operating Expenses:
  Advertising and Promotion                               0              16,724
Professional Fees                                   152,800             107,542

  Amortization and Depreciation                       6,793              51,008
  Salaries-(Note 3)                                  35,703             116,000
  Administrative Expenses                            83,632             788,054
  Interest Expense                                        0              22,759
                                             ---------------     ---------------


Net Income/(Loss) Before
         Other Income (Expenses)                   (546,411)         (1,133,588)

Other Income/(Expenses)

Other Income                                              0               4,102
Loss on Extinguishment of Debt                            0             (63,438)
Royalties Adjustment                                      0             (36,390)
                                             ---------------     ---------------



Net Income/(Loss)                           $      (546,411)   $     (1,229,314)
                                             ===============     ===============

Net Loss per Common Share                   $          0.08     $         (1.03)

Weighted Average Common Shares Outstanding        6,614,143           1,119,752

                             J-BIRD MUSIC GROUP LTD.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                   2002               2001
                                             ---------------     ---------------

Cash Flows from (Used In) Operating
  Activities Adjustments to Reconcile
  Net (Loss) to Net Cash From (Used In)
  Operating Activities:

  Net Income/(Loss)                         $      (546,411)    $    (1,229,314)
  Amortization and Depreciation                       6,792              51,008

  (Increase)/Decrease in Employee Loan                    0              67,128
  (Increase)/Decrease in Accounts Receivable              0             (14,622)
  (Increase)/Decrease in Inventory                    4,449              30,236
  (Increase)/Decrease in Security Deposits                0                 978
  (Decrease)/Increase in Accrued Royalties            8,315              75,476
  (Decrease)/Increase in Accounts Payable           192,601              (6,215)
   Stock Issued for Services                        127,300             715,829
  (Decrease)/Increase in Payroll Liabilities              0              54,137
  (Increase)/Decrease in Recording Advance           (5,000)             55,000
                                             ---------------     ---------------

Net Cash (Used In) Operating Activities            (211,954)           (200,359)
                                             ---------------     ---------------



Cash Flows from (Used In) Financing Activities
  Stock Issued for Cash                              31,000             110,000

  Increase/(Decrease)in Shareholder Loans          (135,000)            100,226
  Increase/(Decrease)in Loan Due I.M.M                    0              57,115
  Increase/(Decrease)in Mortgage Payable                  0              (6,878)
  Increase/(Decrease)in Note Payable                      0             (12,886)
                                             ---------------     ---------------

Net Cash from Financing Activities                 (104,000)            247,577
                                             ---------------     ---------------

Net Increase/(Decrease) in Cash                    (315,954)             47,218

Cash, Beginning of Period                               181             (47,289)
                                             ---------------     ---------------

Cash, End of Period                         $      (315,773)    $           (71)
                                             ===============     ===============

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


Cost of Goods Sold:

Inventory-Beginning                         $ 134,776
Production Costs                             (236,154)
Royalties                                      (6,253)
Inventory-Ending                             (101,646)
                                            ----------

Cost of Goods Sold                          $(209,277)

                                                       2002              2001
                                                    -----------      -----------
         Advertising and Promotion Expenses         $         0      $    16,724

The decrease in advertising and promotion is due to the level of operations of the Company.

         Professional Fees                          $   152,800      $   107,542

The increase in professional fees is due to the higher level of legal, accounting and consulting fees of the Company.

         Salaries                                   $    35,703      $   116,000

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

                                            J-Bird Music Group LTD.
                                            (Registrant)

                                             /s/ Hope D. Trowbridge
                                            ------------------------------
Dated:   November 13, 2002              By:  Hope D. Trowbridge
                                             President/Treasurer/Director

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


                                          /s/ Hope D. Trowbridge
                                         -----------------------
Date: November 12, 2002                   Hope D. Trowbridge
                                          President/Treasurer