Form 10KSB
period 2002-12-31
J BIRD MUSIC GROUP LTD
filed 2003-08-06
CIK 1057550

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

[x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002, or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                          Commission File No. 0-23015

                INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
          (Name of Small Business Issuer as specified in its charter)

       Pennsylvania                                  06-1411727
(State or Other Jurisdiction of                     (IRS Employer
Incorporation or Organization)                      Identification No.)

               886 N. Cofco Center Court, #1135, Phoenix, AZ 85008
              (Address of Principal Executive Offices and Zip Code)

Issuer's Telephone Number: (602) 369-6935

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

                         Common Stock, Par Value $0.001

Check whether the issuer (1) filed all reports required to be filed by sections 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 1O-KSB or any amendment to this Form 1O-KSB. [ X ]

The issuer's revenues for its most recent fiscal year: $0.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on July 17, 2003 was $161,096.

As of December 31, 2002, the Registrant had 7,910,960 shares of outstanding Common Stock, par value $0.001.

Documents incorporated by reference: None.

                                TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                   Page

Part I

1.   Description of Business                                                  3

2.   Description of Properties                                                9

3.   Legal Proceedings                                                       10

4.   Submission of Matters to a Vote of Security Holders                     10

Part II

5.   Market for Common Equity and Related Stockholder Matters                11

6.   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                               13

7.   Financial Statements                                                    24

8.   Changes in and Disagreements with Accountants on Accounting
     and Financial Disclosure                                                24

Part III

9.   Directors, Executive Officers, Promoters and Control
     Persons; Compliance with Section 16(a) of the Exchange Act              24

10.  Executive Compensation                                                  26

11.  Security Ownership of Certain Beneficial Owners and Management          26

12.  Certain Relationships and Related Transactions                          27

13.  Exhibits and Reports on Form 8-K                                        27

14.  Controls and Procedures                                                 28

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

                                     PART I

                         ITEM 1. DESCRIPTION OF BUSINESS

General

We were incorporated under the name of Caltron, Inc. in the State of Pennsylvania on June 7, 1991. On October 8, 1997 we acquired J-Bird Records, Inc., the first World Wide Web Recording Label(TM) and changed our name to J-Bird Music Group, Ltd. J-Bird Records, Inc. is a wholly owned subsidiary. On December 9, 2002 the Company changed its name to International Biofuel and Biochemical Corporation (herein referred to as the "Company" or"IBBC"). J-Bird Records, Inc. remains a wholly owned subsidiary. We are presently authorized by our Articles of Incorporation as amended to issue up to 50,000,000 shares of $0.001 par value of common stock, of which 10,410,883 shares were outstanding as of March 7, 2003.

         On May 24, 2001 the Board of Directors declared effective June 1, 2001 ("Effective Date" a forty (40) to one (1) reverse split on the currently issued and outstanding shares of common stock of the Company ("Reverse Stock Split"). Each forty (40) shares of common stock of the Company issued and outstanding immediately prior to the Effective Date were changed into one (1) share of common stock, par value $0.001 per share ("New Common Stock"). There were no changes in the par value nor any change in the number of authorized shares the Company may issue under its Articles of Incorporation.

International Biofuel and Biochemical Corporation:

         Our Company is new in the business of manufacturing and distributin biodiesel fuel, a soy based alternative fuel that reduces exhaust emissions from combustion engines. IBBC plans to produce, distribute and market biodiesel fuel and biochemical products in alliance with American Bio-Fuels LLC ("ABF") to build multiple continuous flow biodiesel manufacturing plants with capacities scaleable to 20 million gallons per year. The building of approximately 12 strategically located manufacturing plants operating at full capacity would produce sufficient biodiesel to 1% of the existing diesel fuel market estimated at 66 billion gallons in 2001. On December 4, 2002, IBBC and ABF entered into a contract for the first biofuel fuel facility in the State of Connecticut. (See "Connecticut Project" below).

         IBBC in alliance with ABF intends to become a bio-energy fuels company involved in the production, distribution and marketing of biodiesel fuel. Biodiesel is an alternative fuel that is very similar to diesel in all performance characteristics including equivalent energy content, higher power (cetane) and other characteristics. Furthermore, it has much lower emissions of particulates and smoke, while also reducing dependence on imported oil and lowering C02 emissions by 78% compared to petroleum diesel. More importantly, biodiesel can be used in a diesel engine with no modifications and can be delivered to customers through the existing fueling infrastructure system for fuel according to government studies including U.S. Department of Energy and Department of Defense. As a result, it is the fastest growing segment of the alternative fuels industry, jumping from only 1% to 16% total market share between 2000 and 2001 (according to Natural Gas Fuels reader survey). In addition, biodiesel prices are equivalent to diesel prices in some parts of the world and provide significant cost savings in countries with favorable tax codes relating to biodiesel or where diesel prices are high.

         Biodiesel is a clean, renewable diesel fuel substitute produced from agricultural resources such as soybeans or rapeseed (canola), or recycled cooking oil from restaurants. It can be burned in any standard, unmodified blend at any proportion with petroleum diesel. Pure biodiesel is completely BIODEGRADABE and NON-TOXIC TO PLANTS, ANIMALS AND HUMANS.

         Biodiesel is the first clean fuel that does not require fleets to purchase new vehicles or construct new facilities. Biodiesel seamlessly integrates with current engine technology and biodiesel fleets have reported operational consistency over extended periods of use - engine performance, payload power and range are completely unaltered. Biodiesel is registered with the Environmental Protection Agency (EPA) as a fuel and fuel additive and meets clean diesel standards established by the California Air Resources Board (CARB). Biodiesel is a recognized alternative fuel by the Department of Energy (DOE) and the United States Department of Transportation (USDOT).

         It is contemplated each biofuel manufacturing plant will be constructed and operated by a separate limited liability company ("LLC"), with each LLC formed the customer will own 51% of the LLC, IBBC will own 24.5% thereof and ABF will also own 24.5% thereof. In the alternative if the customer wishes to own and operate the biofuel plant it can pay to an LLC, owned by IBBC and ABF on a 50/50% basis, the cost of construction plus 15% per plant. In addition, the customer as owner and operator of such plant shall pay to the LLC for the right to use the biofuel technology a license fee of $1 Million every three months plus a royalty of 3% on the sales price for each gallon sold by the plant.

Our Success and Proprietary Technology.

         Our success and ability to compete with our competitors is largely dependant on certain proprietary technology being patented and developed by Bio-Clean Fuels, Inc. ("BCF") which is being utilized and marketed in the United States under an exclusive license by American Biofuels, LLC ("ABF") under the trademark "Green Star Fuels". There is presently a United States patent application filed by BCF under a claim entitled "Continuous Flow Technology". Our Company will construct and operate each Biofuel facility under separate licensing agreements with ABF. Each licensing agreement will have its own terms and conditions and may be on an exclusive or non-exclusive basis. For example the Connecticut Project is exclusive for an 18 month period and if at the end of this period our Company has raised the capital requirements for the Connecticut Biofuel facility this exclusive period will continue for a period of 10 years subject to review by ABF every two years. On the other hand if the required capital is not raised then ABF agrees to grant our Company a non-exclusive license for a Biofuel plant for a license fee of $250,000 per year during the ten year license period.

The Connecticut Project:

         On December 4, 2002 our Company, entered into an agreement (the "Agreement") with ABF for the first Biofuel plant to be constructed in the State of Connecticut on a 50/50 joint venture bases through a Nevada limited liability company to be formed. Under the terms of the Agreement ABF has granted IBBC, an eighteen (18) month exclusive license to construct a 15 million gallon Biofuel facility in Connecticut only. The Agreement provides among other things:

         1) IBBC, within 45 days from the date of the Agreement is to pay ABF $50,000 and within 10 days from the Agreement date issue to ABF 500,000 shares of its common stock. Said shares will be "restricted shares" as defined by Rule 144 of the Securities Act of 1933, as amended.

         2) Both parties to the Agreement are to form a Nevada limited liability company to be licensed in the State of Connecticut on a 50/50 and within six (6) months from the Agreement date IBBC, is to loan $1 million to the Nevada limited liability company to start the initial permit process and site acquisition. In addition, IBBC, shall provide additional funds for construction of the Biofuel facility and ABF is to assist in obtaining the necessary permits for the construction of the facility during the eighteen (18) month exclusive license period, which can be extended by mutual agreement, for a reasonable time only if there are unforeseen delays in the issuance of permits to start construction.

         3) ABF is to construct the Biofuel facility on a turnkey basis at a cost of $.45 per installed gallon plus 10% for cost overruns caused by unforeseen circumstances and weather conditions. IBBC, is to provide the capital requirements to the Nevada limited liability company to acquire title or a leasehold interest, (10 year term at least with extensions)to the land .

         4) After completion of the Biofuel facility, ABF shall train the operators, provide the marketing for the Biofuel including applying for state or federal subsidies if available.

         5) The eighteen (18) month license period may continue and shall be renewed on a biannual basis for ten (10) years if IBBC, raises the necessary capital to complete the initial Biofuel plant.

         6) If IBBC is not successful in raising the capital for the Nevada limited liability company ABF will agree to a non-exclusive license to build a smaller plant if it pays ABF a license fee of $250,000 a year.

         7)       The Nevada limited liability company will be managed by three
                  (3) Manager/Directors, two of which will be selected by ABF and one by IBBC. The first Manager/Directors will be Joseph P. La Stella, P.E., William L. Fowler and LeeRoy Allen, Jr.

         In compliance with the above terms the Company has paid ABF $50,000 and has issued and delivered 500,000 shares of restricted Common Stock to ABF. There are other provisions in the Agreement dealing with marketing and territorial restrictions and production accreditation among distributors.

J-Bird Records, Inc.:
             The Company's wholly owned subsidiary, J-Bird Records, Inc., began in 1996 as "The First World Wide Web Recording Label" (jbirdrecords.com), signing, promoting and selling its artists' CDs exclusively online. It quickly developed a traditional brick and mortar presence to enhance its efforts, thereby creating a hybrid label combining the best of both offline and online worlds. J-Bird Records is an independent label with a roster of over 350 artists including Rockapella, John Entwistle, the Guess Who, Mitch Ryder, Jimmie Van Zant, Lee Rocker and more. The label utilizes traditional and online marketing and distribution methods for the promotion of its artists. The Navarre Corporation is the label's exclusive North American distributor to retail accounts. Navarre is the leading independent distributor of music and music-related products throughout North America.

                   J-Bird Records attracts a wide array of established and emerging talent by offering artists a greater level of creative control, freedom and involvement. J-Bird Records offers recording contracts which allow artists to exercise a large amount of self-direction in their career planning, while driving those careers towards a successful future.

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

         In addition to the above strategies, J-Bird has recently streamlined operating costs, reduced overhead and consolidated inventory, all helping to reduce the company's breakeven point. These combined factors are designed to enable the Company to achieve profitability in future years.

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


Catalog Evaluation
         The Company's catalog of 350 artists is currently not valued for accounting purposes in accordance with generally accepted accounting principles as described in the 2002 Annual Report on 10K-SB. Therefore the Company's catalog could be a significant off balance sheet asset worth more than currently represented in the December 31, 2002 balance sheet.


History

         On December 4, 2002, J-Bird Music Group entered into an Agreement with ABF to build a continuous flow biodiesel manufacturing plant in Connecticut. Under this Agreement, ABF was issued five hundred thousand (500,000) shares restricted common shares of J-Bird Music Group and received $50,000 within 45 days of the signing of the Agreement. On December 9, 2002, J-Bird Music Group LTD changed its name to International Biofuel and Biochemical Corporation ("IBBC").


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



Governmental Regulation

There is no material government regulation of the Company's business.
Competition

         The markets for our businesses (both biofuel and recording) are intensely competitive and characterized by changing technology. We currently experience or will experience competition from numerous companies in each of the businesses in which we participate. Our competition consists of major oil and energy companies and music publishing and recording companies. Many of our competitors in both industries are more established, benefit from greater market recognition and have substantially greater financial, development, production, manufacturing and marketing resources than we have.

         A number of large U.S. and foreign companies are engaged in the diesel fuel business and shall compete with our biofuel products. These include such companies as Exxon-Mobil, Texaco-Chevron, British Petroleum and other.

         We believe the principal competitive factors in the market for biofuel products are:

         o  price per gallon
         o  long-term stability and availability
         o product performances (primarily operating and environmental efficiency)
         o  product quality
         o  reputation
         o  environmental factors


         In the recording business we compete for artists and recordings to distribute with national and regional recording and distributing companies, which have a competitive edge over the Company by virtue of their stronger management, promotional, and financial resources. We compete in the distribution and sale of recorded music with established record label companies and with other music producers and distributors including Polygram, Time Warner, EMI, Columbia and Phillips. Our strategy is to sign artists who are unable to obtain recording contracts with larger recordings that management believes will appeal to customers interested in particular music genres. The recording products offered by the Company compete for consumers who have a wide selection of music choices within the same music genres offered by the Company. The Company also competes with other businesses that offer and sell recordings through the Internet. The Company will compete for consumer dollars on the basis of the types of music it selects for distribution and the marketing of its music selections through the Internet.

Employees

         The Company has 3 employees.

                        ITEM 2. DESCRIPTION OF PROPERTIES

         The Company owned office space located at 396 Danbury Road, Wilton, Connecticut 06897. The office facility consists of approximately 1800 square feet purchased by J-Bird Music Group on November 1, 2000 for $422,000. A down payment of $22,000 was made and the Company mortgaged the property with a fifteen (15) year mortgage of $400,000, which requires a monthly mortgage payment of $4,057. As of December 31, 2002 the Company is in default of its mortgage. As of the date of this report, the Company had executed a quit claim deed to Connecticut Home Lenders, LLC. Connecticut Home Lenders, LLC has, in exchange for the condo, assumed the mortgage on the property as well as outstanding common charges and real estate taxes in exchange for the mortgage.

                            ITEM 3. LEGAL PROCEEDINGS

         The Company is party to the following legal proceedings:

         From time to time, we may be involved in litigation that arises in the normal course of business operations. On March 11, 2002 J-Bird Records Inc. d/b/a J-Bird Music Group was our subsidiary named a defendant in breach of contract suit brought by Color Film Corporation for payment of services performed between December 12, 2000 and February 12, 2001 in Superior Court of the State of Connecticut alleging damages of $6,968 under a contract for services, plus costs and attorney's fees. This case is still pending but is inactive.

         Also on February 8, 2002 our subsidiary J-Bird Records, Inc. was named a defendant in a breach of contract suit with Donald Argott for payment of past due royalties brought in the Philadelphia Municipal Court of the State of Pennsylvania alleging damages in the amount of $9,224 plus costs. Judgment was rendered against J-Bird Records on February 18, 2002 for $9,224.25.

         Also on January 2, 2002, J-Bird Records, Inc. was named a defendant by Bernard Resnick attorney for legal service rendered for legal fees and disbursements in the amount of $2,272 in the Philadelphia Municipal Court in the State of Pennsylvania. Judgment was rendered against J-Bird Records on February 11, 2002 for $2,272.35.

         On January 9, 2003 an action was filed by Deborah Donahue against J-Bird Music Group, LTD and Douglas McCaskey in the Southern District Court of New York for a claim of violation of Section 16(b) of the Securities Exchange Act of 1934 in an unspecified amount. No loss reserve has been reflected in the year-end statement as per the opinion of legal counsel.

         On May 2, 2003 an action was filed by Henry Val and Alpha Media Corporation against J-Bird Music Group, LTD. in the New Jersey District Court for Breach of Contract for a claim for damages of $10,000. The year-end statement of the Company reflects a reserve of $15,000 for this claim.


         We are not party to any other legal proceedings, and to the best of our knowledge, no such proceedings by or against the Company or J-Bird Records, Inc. have been threatened.



           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders in the fourth quarter of 2002

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

Calendar Quarter Ended                      High Bid            Low Bid

March 31, 2000                              $0.9531             $0.7969
June 30, 2000                               $0.2188             $0.2188
September 30,2000                           $0.1094             $0.0781
December 31, 2000                           $0.0625             $0.0469

March 31, 2001 (pre-split)                  $1.05               $0.05
June 30, 2001     (post split)              $1.55               $1.01
September 30,2001                           $0.23               $0.13
December 31, 2001                           $0.21               $0.21

March 31, 2002                              $0.15               $0.15
June 30, 2002                               $0.15               $0.12
September 30, 2002                          $0.16               $0.10
December 31, 2002                           $0.33               $0.25


         There are approximately 186 shareholders of record, which figure does not take into consideration those shareholders whose certificates are held in the name of broker-dealers.

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

         To date there has been only a limited and sporadic public market for the Company's common stock. There can be no assurance that an active and reliable public-market will develop or, if developed, that such market will be sustained. Purchasers of shares of common stock of the Company may, therefore, have difficulty in reselling such shares. As a result, investors may find it impossible to liquidate their investment in the Company should they desire to do so. Our common stock is currently traded in the over-the-counter market on pink slips and was quoted on the OTC Bulletin Board until April 24, 2003 when it was delisted due to the fact that the Company did not timely file Form 10-KSB for the year ended December 31, 2002. The Company intends to apply to have its common stock reinstated for quotation on the Nasdaq SmallCap Market at such time, in the future, that it meets the requirements for inclusion. As at the date hereof, however, the Company is not eligible for inclusion on the Bulletin Board nor in NASDAQ or for listing on any national stock exchange All companies applying and authorized for NASDAQ are required to have not less than $4,000,000 in net tangible assets, a public float with a market value for not less than five million dollars, and a minimum bid of price of $4.00 per share. At the present time, the Company is unable to state when, if ever, it will meet the Nasdaq application standards. Unless we are able to increase the Company's net worth and market valuation substantially, either through the accumulation of surplus out of earned income of successful capital raising financing activities, it will never be able to meet the eligibility requirements of NASDAQ. Moreover, even if we meet the minimum requirements to apply for inclusion in The Nasdaq SmallCap Market, there can be no assurance, that approval will be received or, if received, that the Company will meet the requirements for continued listing on the Nasdaq SmallCap Market. Further, Nasdaq reserves the right to with draw or terminate a listing on the Nasdaq Small Cap at any time and for any reason in its discretion. If the Company is unable to obtain reinstatement on the Bulletin Board or to maintain a listing on the on the Nasdaq SmallCap Market, quotations, if any, for "bid" and "asked" prices of the common stock would be available only on the OTC Bulletin Board where the common stock is currently quoted or in the "pink sheets" published by the National Quotation Bureau, Inc. This can result in an investor's finding it more difficult to dispose of or to obtain accurate quotations of prices for the common stock than would be the case if the common stock were quoted on the Nasdaq SmallCap Market.

         Irrespective of whether or not the common stock is included in the Nasdaq SmallCap system, there is no assurance that the public market for the common stock will become more active or liquid in the future. In that regard, prospective purchasers should consider that this offering is being made without the underwriting arrangements typically found in a public offering of securities. Such arrangements generally provide for the issuer of the securities to sell the securities to an underwriter which, in turn, sells the securities to its customers and other members of the pubic at a fixed offering price, with the result that the underwriter has a continuing interest in the market for such securities following the offering. In order to qualify for listing on a national stock exchange, similar minimum criteria respecting, among other things, the Company's net worth and/or income from operation must be met.

         Accordingly, market transactions in the Company's common stock are subject to the "Penny Stock Rules" of the Securities and Exchange Act of 1934, which are discussed in more detail, below, under "Risk Factor" "Regulation of Penny Stocks". These rules could make it difficult to trade the common stock of the Company because compliance with them can delay and/or preclude certain trading transactions. This could have an adverse effects on the ability of an investor to sell any shares of the Company's common stock.

              As discussed above, at the present time, the Company's common stock is not listed on The Nasdaq Small Cap Stock market or on any stock exchange. Although dealer prices for the Company's common stock were listed on the OTC Bulletin Board, trading has been sporadic and limited since such quotations first appeared on or about June 8, 1995.

               The Securities Enforcement and Penny Stock Reform Act of 1990 requires special disclosure relating to the market for penny stocks in connection with trades in any stock defined as a "penny stock" Commission regulations generally define a penny stock to be an equity security that has a market price of less than $5.00 per share and is not listed on The Nasdaq SmallCap Stock Market or a major stock exchange. These regulations subject all broker-dealer transactions involving such securities to the special "Penny Stock Rules" set forth in Rule 15g-9 of the Securities Exchange Act of 1934 (the "34 Act"). It may be necessary for the Selling Shareholders and the Underlying Share Selling Shareholders to utilize the services of broker-dealers who are members of the NASD. The current market price of the Company's Common Stock is substantially less than $5. Accordingly, any broker-dealer sales of the shares being registered hereunder, as subject to the Stock Rules. These Rules affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of purchasers in this offering to sell their shares in the secondary market, if such a market should ever develop.

             The Penny Stock Rules also impose special sales practice requirements on broker-dealers who sell such securities to persons other than their established customers or "Accredited Investors". Among other things, the Penny Stock Rules require that a broker-dealer make a special suitability determination respecting the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. In addition, the Penny Stock Rules require that a broker-dealer deliver, prior to any transaction, a disclosure schedule prepared in accordance with the requirements of the Commission relating t the penny stock market. Disclosure also has to be made about commissions payable to both the broker-dealer and the registered representative and the current quotations for the securities. Finally, monthly statements have to be sent to ally holder of such penny stocks disclosing recent rice information for the penny stock held in the account and information on the limited market in penny stocks. Accordingly, for so long as the Penny Stock Rules are applicable to the Company's common stock, it may be difficult to trade such stock because compliance with such Rules can delay and/or preclude certain trading transactions. This could have an adverse effect on the liquidity and/or price of the Company's common stock.

             Shareholders should be aware that, according to Securities and Exchange Commission release No. 34-329093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include
(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The Company's management is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

      ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Overview

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding the Company's consolidated results of operations and financial condition for the years ended December 31, 2002 and 2001. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

International Biofuel and Biochemical Corporation:

             International Biofuel and Biochemical Corporation ("IBBC") entered into a strategic alliance with American Bio-fuels LLC ("ABF") to build continuous flow biodiesel plants on an exclusive basis in the State of Connecticut and intends to extend this alliance on an non-exclusive basis to alter areas of the United States. Each of the plants can have capacities scaleable to 20 million gallons per year. The Company also acquired J-Bird Records, Inc. in October of 1997 to implement its business opportunities. In view of this the Company has a limited operating history and limited revenues from operations or assets and must be regarded as a new or "start-up" venture with all of the risks of a new business with all the unforeseen cost, expenses, problems and difficulties to which a new venture is subject. The Company cannot predict with any certainty the future success or failure of its operations. There is no assurance that the Company will generate net income or successfully expand its operations in the future. Moreover, as a small and relatively new enterprise, it is likely to remain subject to risks and occurrences which management is unable to predict with any degree of certainty, and for which it is unable to fully prepare. The likelihood of the success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the commencement of a new business and the competitive environment in which the Company is operating. Because of the Company's relatively limited business history and limited assets and revenues there is little evidence for investors to analyze in order to make an informed judgment as to the merits of an investment in the Company. This investment should therefore be considered high risk investment in an unseasoned start-up company with the possibility of the loss of the entire investment.

             The biofuel business is new to IBBC and is a relatively new product that has only recently proven commercially viable. Since neither management nor IBBC has not previously engaged in the production, distribution and marketing of biofuels and there can be no guarantee that IBBC will be able to do so successfully. The ability of investors to receive dividends or otherwise realize a profit on their investment, will depend upon the ability of IBBC, ABF and the owners and operators of every plant to successfully operate and market our biofuel products. If IBBC, ABF and the owners and operators of such plants are unable to perform successfully, an investor could lose his or her entire investment. IBBC, ABF and the owner and operator of such plants will be responsible for providing financing for the development of each biofuel plant, which after payment or operating expenses, may not generate sufficient revenues to make IBBC profitable. For these and other reasons, purchase of the Shares must be considered a highly speculative investment.

          While we do not believe that it will be the case, prospective investors should note that if all of the above described internal and external sources for financing should fail to be sufficient, we could be required to reduce its operations, seek an acquisition partner or sell securities on terms that may be highly dilutive or other wise disadvantageous.

         The alternative energy industry including the Biofuel business is new and there is a limited history of operations, revenues and profits compared to the more established conventional diesel fuel industry. In view of this there are several risks associated with our Company's project and business. Some of the risks are:

         o Difficulty in executing the Company's business plan and significantly grow the business
         o Difficulty in negotiating agreements with existing petroleum distributors
         o Difficulty in securing long term contracts with raw material suppliers
         o    Limited availability of suppliers that offer soy bean oil
         o    Fluctuation in prices of raw material
         o    Fluctuation in price of petroleum diesel

         Our revenues may be subject to significant variation from period to period due to the seasonal nature of the business and will be difficult to predict. Revenues are difficult to forecast because the biofuel business is evolving, and our sales cycle may vary substantially from time to time.

         Our quarterly and annual operating revenues, expenses and operating results may fluctuate due to a variety of factors, many of which are beyond our control, including:

         o    the timing of contracts

         o the timing of new introductions and products to us or our competitors

         o    the timely payment of our invoices

         o possible decreases in average price in response to competitive pressures

         o    market acceptance to new products

         o    fluctuations in general economic conditions

         Due to all of the foregoing factors, we do not believe that period-to-period comparisons or our historical results of operations are indications of future performance. Furthermore, it is possible that in some future quarters our results of operations may fall below the expectations of management and investors. In such event, the price of our stock on the OTC Bulletin Board will likely be materially and adversely affected.

         The market for securities of music companies, including ours, has been highly volatile. The market price of our post reverse stock split common stock has fluctuated between $0.21 and $0.33 from January 1, 2002 to December 31, 2002, and the last sale price was $.0.10 on July 17, 2003. It is likely that the price of our common stock will continue to fluctuate widely in the future. Factors affecting the trading price of our common stock include:

         o responses to quarter-to quarter variations in operating results

         o    failure to meet securities analysts' estimates

         o    changes in financial estimates by securities analysts

         o conditions, trends or announcements in the energy and music and entertainment industries

         o announcements or significant acquisitions, strategic alliances, joint ventures, or capital commitments by us or our competitors

         o    additions or departures of key personnel

         o    sales of common stock

         o accounting pronouncements or changes in accounting rules that effect our financial statement

         o    external factors and events beyond our control

         In addition, the stock market in general, the energy market and the market for music and entertainment related stocks in particular, has experienced extreme volatility that often has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

         Investors may be unable to resell their shares of our common stock at or above their purchase price. In the past, companies that have experienced volatility in the market price of their stock have been the object of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs, a diversion of management's attention and resources and a material adverse effect on our business and financial condition.

          Fluctuations in the trading price of our common stock and purchase warrants may result from a number of factors, some of which are beyond our control, including:

         o    general economic and stock market conditions

         o    or anticipated fluctuations in our operating results;

         o changes in expectations as to our future financial performance or changes in financial estimates by securities analysts;


         o earnings and other announcements by, and changes in market valuations of other comparable companies and

         o    trading of our common stock.

        The success and competitiveness of our products depend in a large part upon our ability to protect our current and future technology and manufacturing processes through a combination of patent, trademark, trade secret and unfair competition laws. In this regard BCF has filed a U.S. patent application under a claim entitled "Continuous Flow Technology" and granted an exclusive license ABF to construct, operate and market Biofuel facilities and products in the United States. ABF in turn has granted our Company an 18 month exclusive license to construct a Biofuel facility in the State of Connecticut.

         Patent applications in the United States are maintained in secrecy until the patents are issued, and the publication of discoveries in the scientific literature tends to lag behind actual discoveries. Therefore, we cannot be certain that BCF is the first creator of the invention covered by the pending patent application or the first to file the patent application on inventions covered by the pending patent application. We cannot ensure that:

         o a patent will be issued from the pending application or future applications
         o BCF's new patent if and when issued will be sufficient in scope or strength to provide meaningful protection or any commercial advantage to us
         o others will not independently develop similar products, duplicate BCF's products or design around any patents issued to us

         For any technology not within the scope of the patent, if issued, or in the event a patent will not issue from the application filed by BCF, we, BCF and ABF may have to enter into confidentiality and non-disclosure of intellectual property agreements with their respective employees, consultants and certain vendors and generally control access to and distribution of our proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use the proprietary information without authorization or to develop similar information independently.

Policing unauthorized use of intellectual property is difficult. We cannot assure you that the steps taken by us BCF or ABF will prevent misappropriation of this technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce the rights to the intellectual property, to protect trade secrets and to determine the validity and scope of the proprietary rights of others. Litigation may result in substantial costs and diversion of resources, either of which could have a material and adverse effect on our business, results of operations and financial condition.

J-Bird Records, Inc.:

          The Company's wholly owned subsidiary, J-Bird Records, Inc., derives its revenues from three principle sources: a (i) sale of compact discs ("CDs") directly to the artists for resale to consumers; (ii) CD sales on the Company's website; and (iii) retail CD sales.

         The J-Bird's strategy to develop products and services for the music entertainment business was primarily responsible for its net loss for the years ended December 31, 2001 and 2000. J-Bird has only a limited operating history in its operations upon which an evaluation of J-Bird and its prospects can be based. Accordingly, J-Bird believes that the results of its operations in the past, during which time the Company had minimal revenues, are not meaningful indications of future performance. The Company incurred losses from continuing operations of, $942,392 and $1,253,545 for the years ended December 31, 2002 and 2001.

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

Liquidity and Capital Resources

         The Company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders. In 2002 the Company received $61,000 in cash from the sale of stock through subscription agreements.

             The Company remains in need of substantial financing from sources other than operations in order to cover its overhead and to maintain and expand its operations. To date, the Company has been able to meet its outside financing requirements. We have raised additional capital in private placements not involving public offerings in accordance with Section 4(2) of the 1933 Act. These transactions were with purchasers who in the opinion of the Company were either accredited investors within the meaning of Rule 501(a) of Regulation D promulgated under the 1933 Act or sophisticated by virtue of business background and knowledge of the Company through existing relationships giving them access to business and financial information on the Company. These transactions resulted in approximately $1,236,000 in gross proceeds.

              We expect equity funding in the form of contributions to the ownership in LLCs formed to construct and operate the Biofuel facilities and those same funding sources, which were started in November of 1996, together with anticipated cash flow from conventional asset based debt financing against equipment, inventory and/or receivables will provide sufficient capital to cover overhead and maintain and expand its operations.

            Absent adequate revenues from operations during the phase-in period of commercial operations, we will remain dependent on the outside sources described above to meet its requirements and to continue operation. While we believe the Company will be successful in continuing to obtain sufficient financing from such sources, there can be no assurance with any certainty that this will in fact, be the case and the failure to do so would have a material adverse effect on our ability to continue to operate. Our more long term future capital requirements will depend upon numerous factors, including the amount of revenues generated from operations, the cost of our sales and marketing activities, none of which can be predicted with certainty.

Results of Operations- year ended December 31, 2002 compared to year ended December 31, 2001.

A comparison of the 2002 results to the 2001 results is as follows

                                                         2002            2001
                                                   -----------      -----------
Net Sales                                          $   (22,562)     $  493,396
---------------
Cost of Sales                                      $   352,274      $  472,906

         Sales decreased in 2002 over 2001 primarily as a result of the large number of returns experienced in 2002 regardless of the Company's large artist basis.


                                                        2002           2001
                                                     ------------   ---------
Advertising and Promotion Expenses                   $   17,220     $  40,289

The decrease in advertising and promotion is due to decreased level of internal promotion of artists.

Professional Fees                                    $   87,250       $ 60,862

The increase in professional fees is due to the higher level of accounting and legal fees incurred in 2002.


Salaries                                             $         0      $116,000

Salaries were not paid to any employee in 2002. The salary expense in 2001 is due to a restricted stock purchase agreement entered into with four employees of the Company. Each employee received the right to purchase 5,000 shares (post split) at a price of $3.40 per share in March 2001(post split) and 20,000 shares at $0.80 per share in August 2001.


Administrative Expenses                              $ 413,936         $864,632

Decrease is due to the consolidation of costs within the company.

Interest Expenses                                    $   4,091         $ 49,786

Interest expense has been decreased due to the reduction of debt and non-payment of the mortgage.

Other Expenses

                                                        2002           2001
                                                     ------------   ---------

Bad Debt                                             $         0     $ 63,438

This represents a write off of the net amount due from the former President of the Company per agreement. The Company received 2,500 shares (post split) of common stock with a value of $4,690 reflected as a treasury stock transaction.

Royalty Adjustment                                   $         0      $  36,390

This represents an agreement with one artist for royalties due for the year 1999 as a result of the Company misinterpreting the recording contract.

Gain on Extinguishment of Debt                       $         0       $ 19,050

This represents the forgiveness of debt on the Chase Manhattan Bank Credit Line. Per a settlement reached between the Company and Chase, the loan was paid off in 2001.

Subsequent Events

On April 7, 2003 Douglas G. McCaskey resigned as General Manager of International Biofuel and Biochemical Corporation. Under an Agreement signed between the two parties on April 7, 2003 the following was agreed upon.

IBBC sold and transfered all of its rights, title and interest in J-Bird Records, Inc., a Connecticut Corporation, in the form of 4,286,000 common shares of J-Bird Records, Inc. to Douglas G. McCaskey, along with all of J-Bird Records, Inc.'s assets and liabilities, contracts, Licensing Agreements, Distribution Agreements and Artists Contracts as of the date above written.

IBBC entered into an Option Agreement with McCaskey whereby McCaskey will place
2.5 million shares of stock in an Escrow Account whereby IBBC has the first right of refusal to purchase 2.5 million shares of restricted securities at not less than $0.75 per share from McCaskey Said Option Agreement is for nine months from the signing of this document, at which time if any portion of said shares have not been purchased, IBBC has the option to extend the Agreement for another nine months upon the receipt, by McCaskey of a non-refundable payment of $100,000.00. Said $100,000.00 is not a part of the purchase price.

IBBC agreed that as long as McCaskey retains 1,000,000 shares of IBBC common shares, there will be no reverse stock split of the common shares.

A special meeting of the Board of Directors of International Biofuel and Biochemical Corporation was held by telephonic conference on April 22, 2003. The following directors were present and participating at the meeting:

           LeeRoy Allen, Jr.
           Hope D. Trowbridge
           Asa L. Fish
           William "Stretch" Fowler
           Joseph LaStella

Being all of the directors of the Corporation. The following was up for discussion.

         1. Discussion of corporate strategy to raise immediate survival funds.
         2. Discussion of other business matters authorizing LeeRoy Allen, Jr., President to take whatever actions necessary with Board approval and recommendations for long term plans to succeed in the Biodiesel Business.
         3.   Any other business Board Members may have for discussion.

The first item of discussion was the financial position of IBBC, which currently has payables of around $90,000.00. More specifically the matter of paying the accountant, Carancansi Ramey, to file the 10-K audited financial report of the company for the year- end of December 31, 2002, which was due on March 31, 2003. The terms of their engagement letter were discussed and specifically that they were owed past monies of $35,000.00 which was agreed on by all directors. The discussion continued to discuss the $20,000.00 they required to file the current 10-K for the year ended 2002 and it was agreed to determine whether or not the accountant would consent to file the 10-K and the first 10-Q for 2003 for the $20,000 figure.

     Mr. LaStella then made the following proposal that three things needed to be done now. First, the company must disclose all elements of the Biodiesel industry; second, the Company must raise short term capital; and third, a private placement in order to use investment money to accomplish the necessary tasks, i.e . building a biodiesel plant in Arizona, which would bring confidence and value to the stock. In order to accomplish this the company needs to, A.) purchase an asset B.) approve the sale of stock for immediate financial relief; and C.)approve a private placement. The Company proposes the following to act upon these proposals:

         1. Acquire assets from Consolidated Tribal Investments ("CTI"), including but not limited to the following:

             a) Exclusive licensing rights of certain technology acquired by CTI from American Bio-Fuels ("ABF") for the states of Arizona and Nevada, with a performance clause limiting the license to five years. If performance goals are reached, the license will be extended on a year-to-year basis.

             b)   Exclusive rights to license the technology to Tribal nations.

             c)   Certain lubricants and filter technologies.

         2. Pay to CTI 15,000,000 (fifteen million) shares of IBBC common stock and $100,000 (one hundred thousand dollars) for the above mentioned assets in Section 1. Per Mr. LaStella the shares were to be valued at $0.05 (five cents) per share or $750,000 (seven hundred fifty thousand dollars).

         3. Sell 1,000,000 (one million) shares of IBBC common stock to private investors for $95,000 (ninety-five thousand dollars) or $0.095 (nine point five cents) per share to cover immediate financial commitments.
         4. Offer a Private Placement of 12,500,000 (twelve million five hundred thousand) shares of IBBC common stock at $0.125 (twelve point five cents) per share for $1,562,500 (one million five hundred sixty-two thousand five hundred dollars) to cover the cost of building a plant in Phoenix, Arizona, and future operating costs. It was conveyed that the plant must be built and on-line by the end of the year.
         5. Offer Warrants to the investors in the above mentioned Private Placement of an additional 3,750,000 (three million seven hundred fifty thousand) shares of IBBC common stock. The warrants would be 10 for 1 and in increments of $0.15 (fifteen cents), $0.25 (twenty-five cents) and $0.35 (thirty-five cents) per share respectively.

     After Mr. LaStella brought forth the idea to purchase assets from CTI, he informed the Board that this company was formed in the state of Nevada on or around February, 2003, solely to acquire these assets from American Bio-Fuels ("ABF") which he and Mr. Fowler are directors of. It was also brought to the attention of the board that Mr. Allen was currently acting as President of CTI. Ms. Trowbridge and Mr. Fish were unaware of this association up until this point. ABF owned "approximately 20% (twenty percent)" of CTI. If CTI were to be issued 15,000,000 (fifteen million) shares, then that meant ABF would be the owner of approximately 3,000,000 (three million) shares of IBBC stock. The purchase price of the CTI assets was determined at 15,000,000 (fifteen million) shares of IBBC stock at $0.05 (five cents) per share. The dollar value would be about $750,000 (seven hundred fifty thousand dollars). It was stated that these assets were really worth about $2,000,000 (two million dollars).

If Items 1-5 above took place, it would increase the number of shares outstanding from the current 10,610,000 (ten million six hundred ten thousand) shares to 42,860,000 (forty-two million eight hundred sixty thousand) shares outstanding. The company is only authorized to issue 50,000,000 (fifty million) shares.

     Ms. Trowbridge informed the board that she needed to speak with the company's legal counsel with regards to these issues. Mr. LaStella then moved for an "immediate vote" on the approval of items 1 through 5 stated above and added the vote should include the board agreeing that Mr. Allen could open a bank account in Phoenix on behalf of the company. Both Mr. Fish and Ms. Trowbridge voiced their concern that these items had just been presented to them and were not comfortable voting on them at this moment. Mr. Fish stated that there was way too much information that had just now been presented to vote on right away without adequate consideration. Ms. Trowbridge agreed and asked for additional time. It was clear that Mr. Fowler, Mr. LaStella and Mr. Allen had discussed these items prior to this meeting. Mr. LaStella was adamant that he did not want any delay in the voting and asked for a vote. Mr. Fowler then seconded the vote and Mr. Allen called for the vote.

     Mr. LaStella voted Yea, Mr. Fowler voted Yea and then Mr. Allen voted Yea. Ms. Trowbridge stated that she was going to abstain from voting until she had spoken with legal counsel. Mr. Fish voted Yea, but reserved his right to change his vote pending legal counsel's opinion. Ms. Trowbridge and Mr. Fish were to notify Mr. Allen as to their final vote on the matter.

     Pursuant to the request of Ms. Trowbridge and Mr. Fish to seek corporate counsel's opinion, they have written a Director's Dissent to the Board's Actions to the above mentioned items 1 through 5 to the attention of Mr. LeeRoy Allen, Jr., Chairman of the Board, dated April 22, 2003 stating that they both vote "NO" to any actions taken by the board as of this date, April 22, 2003.
     On the motion duly made and seconded, and after due deliberation, the following resolutions were adopted,

     RESOLVED, that IBBC acquire certain assets from Consolidated Tribal Investments ("CTI"), including the following:

         a) Exclusive licensing rights of certain technology acquired by CTI from American Bio- Fuels ("ABF") for the states of Arizona and Nevada, with a performance clause limiting the license to five years.

         b)   Exclusive rights to license the technology to Tribal nations.

         c)   Certain lubricants and filter technologies.

     RESOLVED FURTHER, that IBBC, as payment, for certain assets to be outlined will issue CTI 15,000,000 (fifteen million) restricted and unregistered shares of IBBC common stock and $100,000 (one hundred thousand dollars) for the above mentioned assets. The shares were valued at $0.05 (five cents) per share, equaling $750,000 (seven hundred fifty thousand dollars) .

     RESOLVED, that IBBC will sell 1,000,000 (one million) shares of restricted and unregistered IBBC common stock to private investors at $0.095 (nine point five cents) per share, for $95,000 (ninety-five thousand dollars) to cover immediate financial commitments.

     RESOLVED FURTHER, that IBBC will offer a Private Placement of 12,500,000 (twelve million five hundred thousand) restricted and unregistered shares of IBBC common stock at $0.125 (twelve point five cents) per share, for $1,562,500 (one million five hundred sixty-two thousand dollars) to cover the cost of building a plant in Phoenix, Arizona and future operating costs.

    RESOLVED, IBBC will offer Warrants to the investors in the above mentioned Private Placement for an additional 3,750,000 (three million seven hundred fifty thousand) shares of IBBC common stock. The warrants would be 10 for 1 and in increments of $0.15 (fifteen cents), $0.25 (twenty-five cents) and $0.35 (thirty-five cents) per share respectively.

    RESOLVED FURTHER, that Mr. Allen may open a bank account in Phoenix, Arizona in the name of International Biofuel and Biochemical Corporation.


On April 23, 2003, Hope D. Trowbridge resigned as Secretary, Treasurer and Director of International Biofuel and Biochemical Corporation.

On April 23, 2003, Asa L. Fish resigned as Director of International Biofuel and Biochemical Corporation.


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


                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name                          Age       Positions                        Since

LeeRoy Allen, Jr.             57        CEO, President & Director         2002

William L. "Stretch" Folwer   63        Director                          2003

Jospeh P. LaStella            63        Director                          2003



All executive officers are elected by the Board and hold office until the next Annual Meeting of stockholders and until their successors are elected and qualify.

The following is information on the business experience of each director and officer.


LEEROY ALLEN, JR.: CEO, President and Director of International Biofuel and Biochemical Corporation since December 4, 2002. Mr. Allen has been a corporate executive in the brokerage/financial industry, business owner and project manger in the public sector for over 28 years. He was a financial consultant, Branch Manager and National Sales Manager for several brokerage firms from 1992 through 2002. He was a Special Agent for the Farm Credit Administration: Office of the Inspector General, McLean, W.V. from 1985-1986, Special Agent for the U.S. Department of the Interior, Bureau of Land Management Resource Protection in Washington D.C. from 1983-1985 and Special Agent for the U.S. Department of the Interior, Bureau of Land Mangement Resource Protection, Alaska, from 1977-1983 where he was responsible for the development and implementation of a natural resource protection program for the State of Alaska. Mr. Allen has been the principal owner of Maraleeco and Company, a consulting firm with responsibility for planning, directing and coordinating client needs associated with critical program or project development from 1986 to the present. Mr. Allen is also President of Consolidated Tribal Investments, a Nevada corporation formed in February 2003, which owns licensing rights of certain technologies, exclusive rights to license said technology to Tribal nations and certain lubricants and filter technologies, all acquired from American Bio-Fuels, Inc. which owns approximately 20% of Consolidated Tribal Investments.

WILLIAM L. "STRETCH" FOWLER: Director of International Biofuel and Biochemcial Corporation since April 7, 2003. Mr. Fowler is a native Californian who attended the University of Pacific at Stockton, California on a Football-Basketball Scholarship. Graduated with a BA in Business Administration. Currently, Inventor, California Real Estate Broker, Director of International Biofuel and Biochemical Corporation and a Director of American Bio-Fuels, LLC. American BioFuels owns approximately 20% of Consolidated Tribal Investments. Mr. Fowler has been instrumental in developing several Joint Venture Agreements for American Biofuels with it's exclusive North American Biodiesel Technology and has also coordinated emission testing of fuel additives (catalyst's) and other strategic fuel efficiency and emission products to achieve Air Quality Standards in the State of California.

JOSPEH P. LaSTELLA: Director of American Biofuel and Biochemical Corporation since April 7, 2003. Mr. LaStella is currently the President of Green Star Products, Inc.Mr. LaStella is a retired Professional Engineer with 35 years of engineering experience in a variety of disciplines. Mr. LaStella worked for Consolidated Edison Company in New York City over 20 years in various engineering and management positions. Mr. LaStella achieved a prominent position in the company as Technical Superintendent. This included supervision of design and field installation of all the major vertical networks in high-rise building in Manhattan. Mr. LaStella directed the activities of over 70 design and field engineers that installed vertical networks that ranged from 1 to 10 MW each. Other major activities included technical supervision of the operation of 2800 MW of gas turbine generators in five boroughs in Westchester County.

Mr. LaStella was the corporate representative for Consolidated Edison Company in connection with a 1 MW Fuel Cell research and demonstration project that was a consortium effort with United Technologies and was funded by the Dept. of Energy. Funding of $100 million was used to build a phosphoric acid fuel cell operating with its own reformer running on NAPTA fuel. The unit was built and operated successfully for one year and served as the basis for designing a 5 MW module unit.

More recently, Mr. LaStella has been involved in alternative fuel vehicles and alternate fuel development. He has invented, designed and built the "first continuous flow" full size production module in the US to produce Biodiesel. Currently, he is a consultant on the construction of the "first continuous flow" Biodiesel Plant in California and is a Director of both International Biofuel and Biochemical Corporation and American Bio-Fuels. American Bio-Fuels also owns approximately 20% of Consolidated Tribal Investments.


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


ITEM II. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of July 17, 2003, the number and percentage of the outstanding shares of common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii). all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

                                               Common            Percent of
                                               Shares             Class (2)

LeeRoy Allen, Jr. (1)                          500,000               .047

American Bio-Fuels, LLC(1)(2)                  500,000               .047



All Executive officers and
  Directors as a Group (3 persons)           1,000,000               .094


Beneficial Owners of 5% or more:

Douglas G. McCaskey                          3,300,000               .31

Worldtech Waste Management                   1,000,000               .094

(1) These persons are all of the executive officers and directors of the Company. See Item 2 below.

(2) William L. "Stretch" Fowler and Joseph P. LaStella are Directors of American Bio-Fuels LLC and have voting and investment control over these shares. Mr. LaStella is also the President of Green Star Products, Inc. and Consolidated Tribal Investments (CTI) which also owns stock.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In the year 2003 the Company is acquiring a) exclusive licensing rights for the state of Arizona and Nevada from CTI, b) exclusive rights to license the technology to tribal nations and c) license rights to certain lubricants and filter technologies all in exchange for 15,000,000 restricted shares of IBBC valued at $0.05 per share plus the sum of $100,000 to be paid by IBBC to CTI which is controlled by LeeRoy Allen, Jr. (who also is its president.) ABF also owns 20% of CTI and Messers William L. "Stretch" Fowler and Joseph P. LaStella, P.E. are two of its three managers. ABF has an exclusive license in the United States to construct and operate biofuel plants under a patent pending from Bio-CLean Fuels, Inc., which is controlled by Mr. LaStella and his associates. Mr. LaStella is a licensed professional engineer who designed and invented the continuous flow method of manufacturing biodiesel. All of the rights, title and interest of this process were assigned to BCF.

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

FORM 8-K FILINGS

A report on Form 8-K was filed November 1999 to establish the accountant of record as Caracansi Ramey & Associates, LLC. One report on Form 8-K was filed April 2000 increasing the number of common shares from 25 million to 50 million.

A report on Form 8-K was filed on September 20, 2002 stating that effective September 20, 2002, Henry Val was appointed to the offices of CEO, President, Treasurer and Director of J-Bird Music Group. Effective October 30, 2002, Mr. Val was removed as CEO, President, Treasurer and Director by the Board of Directors of J-Bird Music Group LTD. Hope D. Trowbridge was appointed interim President and Treasurer by the Board on October 30, 2002.

A report on Form 8-K was filed on December 23, 2002 stating that effective December 4, 2002, LeeRoy Allen, Jr. became President, CEO and Director of J-Bird Music Group LTD. Hope D. Trowbridge became Secretary effective December 4, 2002. The Company entered into an Agreement with American Bio-Fuels ("ABF") on December 4, 2002 to build multiple continuous flow biodiesel manufacturing plants. Under this Agreement ABF was issued five hundred thousand (500,000) shares of restricted common stock of J-Bird Music Group and received $50,000 within 45 days of the signing of the Agreement. On December 9, 2002, J-Bird Music Group LTD changed its name to International Biofuel and Biochemical Cororation.

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        ITEM 14. CONTROLS AND PROCEDURES

I, LeeRoy Allen, Jr., certify that:

                  1. I have reviewed this yearly report on Form 10-K of International Biofuel and Biochemical Corporation;

                  2. Based on my knowledge, this yearly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this yearly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) Presented in this yearly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors(or persons performing equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this yearly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION

Date:  July 18, 2003                     By: LeeRoy Allen, Jr., President

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 18, 2003                     LeeRoy Allen, Jr., Director

Dated: July 18, 2003                     William L. "Stretch" Fowler, Director

Dated: July 18, 2003                     Joseph P. LaStella, Director

                             J-BIRD MUSIC GROUP LTD.

                              Financial Statements

                            December 31, 2002and 2001

                                    CONTENTS


Independent Auditors' Report............................................   F-2

Balance Sheet...........................................................   F-3

Statements of Operations................................................   F-4

Statements of Stockholders' Equity......................................   F-5

Statements of Cash Flows................................................   F-8

Notes to the Financial Statements.......................................   F-11

INDEPENDENT AUDITORS' REPORT
Board of Directors
International Biofuel & Biochemical Corporation


We were engaged to audit the accompanying balance sheet of International Biofuel & Biochemical Corporation, a Pennsylvania corporation, as of December 31, 2002, and the related statements of income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.

The Company has not maintained adequate accounting records for the year ended December 31, 2002, and we were unable to apply procedures to determine whether the ending balances in the financial statements as of December 31, 2002, were fairly presented in conformity with general accepted accounting principles or whether accounting principles have been consistently applied between 2002 and 2001.

Because we were not engaged as auditors of the December 31, 2002 financial statements until after the end of the year, we were not present, nor was there taken, a physical inventory at December 31, 2002, and we were unable to satisfy ourselves concerning inventory quantities on hand at those dates by other auditing procedures.

Because of inadequacies in the Company's accounting records, we were unable to form an opinion regarding the amounts recorded as Accrued Royalties in the balance sheet (stated $550,000 and 133,096 respectively).

We were unable to obtain written representations from Douglas G. McCaskey, General Manager (January 1, 2002 through April 7, 2003) and Hope D. Trowbridge, Treasurer (January 1, 2002 through April 7, 2003) as required by generally accepted auditing standards.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Because we were unable to perform the items mentioned in the second third and fourth paragraph, we were not provided with written representations from the individuals listed above, as well as the significance of the uncertainty described in the preceding paragraph, we are unable to express, and we do not express, an opinion on the financial statements referred to in the first paragraph.

Caracansi Ramey & Associates, LLC
Danbury, CT
July 18, 2003

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                            COMPARATIVE BALANCE SHEET
                               AS OF DECEMBER 31,

                   ASSETS

                                                            2002            2001
                                                       ------------    ------------
Cash (Note 1)                                          $          0    $      1,432
Accounts Receivable (Note 2)                                133,331           5,762

Inventory (Note 1)                                          128,381         134,777
Recording Advances                                                0          25,000
                                                       ------------    ------------
Total Current Assets                                        261,712         166,971

Fixed Assets, net (Note 1 &4)                               411,073         438,962
Other Assets (Note 3)                                       160,000               0
                                                       ------------    ------------
Total Assets                                           $    832,785    $    605,933
                                                       ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts Payable                                       $    344,840         245,190
Note Payable (Note 5)                                        65,000          50,000
Mortgage Payable-Current (Note 6)                            32,436          14,570
Accrued Royalties (Note 7)                                  550,000         133,096
Cash Overdraft                                                  707               0
                                                       ------------    ------------
Total Current Liabilities                                   992,983         442,856

Mortgage Payable-Long Term(Note 6)                          352,021         371,052
Due to IMM International, Inc. (Note 8)                      35,448          57,115
Due to Shareholders (Note 9)                                  6,609          88,941
                                                       ------------    ------------
Total Liabilities                                         1,387,061         959,964

Stockholders' Equity/(Deficiency)
Common stock $.001 par value 50,000,000 shares
  authorized, 7,910,960 issued and outstanding               52,048          45,878
Treasury Stock                                             (254,690)       (254,690)
Stock Subscriptions Receivable                              (70,000)        (30,000)
Paid in Capital                                          12,723,492      11,964,982
Deficit                                                 (13,005,126)    (12,080,181)
                                                       ------------    ------------
Total Stockholders' Equity/( Deficit)                      (554,276)       (354,031)
                                                       ------------    ------------
Total Liabilities and Stockholder's Equity/(Deficit)   $    832,785    $    605,933
                                                       ============    ============

                 See accompanying notes to financial statements

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                     2002            2001
                                                 -----------    -----------

Sales (Net of Returns)                           $   (22,562)   $   493,396

Cost of sales                                        352,274        472,906
                                                 -----------    -----------

Gross Profit                                        (374,836)        20,490

Operating expenses:

  Advertising and promotion                           17,220         40,289
  Professional fees                                   87,250         60,862
  Amortization and depreciation                       27,613         65,790
  Salaries
                                                           0        116,000
  Interest
                                                       4,091         49,786
  Selling, general and administrative expenses       413,936        864,632
                                                 -----------    -----------

Total Expenses                                       540,110      1,197,359
                                                 -----------    -----------

Net (loss) before other (expenses)                  (924,945)    (1,176,869)

Other income (expense):

  Gain on Extinguishment of Debt                           0         19,050
  Loss on Receivable Due                                   0        (63,438)
  Other Income/(Expense)                                   0        (32,288)
                                                 -----------    -----------

                                                           0        (76,676)
                                                 ===========    ===========

Net loss                                         $  (924,945)   $(1,253,545)
                                                 ===========    ===========

Net loss common share (basic and diluted)        $     (0.25)   $     (1.05)
                                                 -----------    -----------

Weighted average common shares outstanding         3,665,085      1,191,752



                 See accompanying notes to financial statements

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

Cash flows from (used in) operating activities
Adjustments to reconcile net (loss) to net cash from (used in) operating activities:


                                                         2002           2001
                                                     -----------    -----------

Net (loss)                                           $ (924,945)   $(1,253,545)
Amortization and depreciation                            27,613         65,790
(Increase)/ Decrease in Accounts Receivable            (127,569)        11,276
(Increase)/ Decrease in Inventory                         6,396         26,822
Stock issued for services                               473,269        840,356
(Increase)/ Decrease in Recording Advances               25,000        (25,000)
(Increase)/ Decrease in Other Assets                   (160,000)         1,978
Increase/(Decrease) in accrued royalties                416,904         56,151
Increase/(Decrease) in accounts payable                 100,357         33,190
                                                     -----------   ------------

Net cash (used in) operating activities                (162,975)      (242,982)



Cash flows from/(used in) investing activities
Stock Issued For Investment                             110,000              0
Purchase of fixed assets                                      0         (1,385)
                                                     -----------   ------------

Net cash (used in) investing activities                 110,000         (1,385)


Cash flows from/(used in) financing activities
Stock issued for cash                                   141,000        110,000
Net Officer Loans Received/(Paid)                       (82,332)        89,005
Payments Received/(Paid) On Loans                        13,835        (10,321)
Payments Received/(Paid) to IMM International Inc.      (21,667)        57,115
                                                     -----------   ------------

Net cash from financing activities                       50,836        245,799
                                                     -----------   ------------

Net increase (decrease) in cash                          (2,139)         1,432

Cash, beginning of year                                   1,432              0
                                                     -----------   ------------

Cash, end of year                                    $     (707)   $     1,432
                                                     ===========   ============

Supplemental cash flow information:
  Cash paid for interest                             $    4,091    $    49,786

                 See accompanying notes to financial statements

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                    Common                          Retained
                                     Common         Stock          Paid In          Earnings       Subscription
                                     Shares         Amount         Capital          (Deficit)       Receivable       Total
                                     ----------     --------      ----------       ------------     -----------     ------------
Balance at January 1, 2001           34,778,395       35,878      11,112,047       (10,826,636)        (250,000)         70,189
Restated: Split 1:40                    869,460       35,878      11,112,047       (10,826,636)        (250,000)         70,189
Net Loss                                      0            0               0        (1,253,545)               0      (1,253,545)
Payment of Stock                              0            0               0                 0          330,000         330,000
  Subscription
Fair Value of Employment                 80,000          860         115,140                 0                0         116,000
  Services - Non
  Compensated (Post Split)
Stock Issued for Cash                   100,000        4,000         106,000                 0         (110,000)        110,000
Stock Issued for Services               671,500         5120         631,795                 0                0         636,415
                                     ----------     --------      ----------       ------------     -----------     ------------

Balance at December 31,               1,720,960       45,858      11,964,982       (12,080,181)         (30,000)        320,941
  2001
Net Loss                                      0            0               0          (924,945)               0        (924,945)
Payment of Stock                              0            0               0                 0           51,000          51,000
  Subscription
Stock Issued for Cash                 1,430,000        1,430         139,570                 0          (91,000)        141,000
Stock Issued for Services             4,260,000        4,260         509,440                 0                0         513,700
Stock Issued for Investment             500,000          500         109,500                 0                0         110,000
                                     ----------     --------      ----------       ------------     -----------     ------------

Balance at December 31, 2002          7,910,960       52,048      12,723,492       (13,005,126)         (70,000)        320,941
                                     ==========     ========      ==========       ============     ===========     ============

                 See accompanying notes to financial statements

                 International Biofuel & Biochemical Corporation
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2002 and 2001

Note 1. Organization and Significant Accounting Policies

The Company was incorporated in the state of Pennsylvania on June 17, 1991. It is principally involved in the area of developing biodiesel manufacturing plants in the United States. The majority of its income is through stock subscription agreements with investors.

In addition, the Company has a fully owned subsidiary, J-Bird Records, Inc., as of December 31, 2002. J-Bird Records, Inc. is the first World Wide Web Recording Label (TM). The Company was officially launched on November 1, 1996 to market, distribute and sell music via a new medium - the Internet. At its Website, located at http://www.j-birdrecords.com, the Company attracts and signs recording artists through its on-line office and promotes, markets and sells their recordings through its on-line record store.

The Company has experienced operating losses since its inception and has experienced significant cash flow problems. The Company is in the process of raising capital through various sources for its biodiesel division.

Basis of Accounting

The books of the Company are maintained on the accrual basis. Using the accrual method, revenues and related assets are recognized when earned, and expenses and the related obligations are recognized when incurred.

Cash

For purposes of the statement of cash flows, the Company considers cash as cash held in operating accounts and all highly liquid investments with a maturity of three months or less to be cash equivalents.

Investment in Affiliates

The Company accounts for its investments in affiliates by using the equity method of accounting under which the Company's share of earnings of these affiliates is reflected in the statement of operations. Investments acquired through the issuance of the Company's stock are recorded at an average of the most recent sales price of the stock at the date of acquisition

Fixed Assets

Fixed assets are recorded at cost and are being depreciated over their estimated useful lives (5 to 15 years). The "Modified Accelerated Cost Recovery System" (MACRS) has been applied to all fixed assets acquired by the Company.

                 International Biofuel & Biochemical Corporation
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2002 and 2001

        Note 1. Organization and Significant Accounting Policies( cont.)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, J-Bird Records Inc. Material intercompany balances and transactions have been eliminated in consolidation.


Inventory

Inventory of $128,387 and $134,777, in 2002 and 2001 stated at the lower of cost or market (first in, first out), consists of musical CDs held by Navarre Corporation.

Revenue Recognition

Revenue is recorded when CDs are shipped from its fulfillment center. The Company maintains its inventory at a fulfillment center, which provides the shipping to customers. Most sales are made with the right of return of unsold units.

Royalties

Royalties are accrued at an average 12% of an artist's sales.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes." The Company has a net loss carry forward of approximately $14,000,000, which expires in 2013.

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

                 International Biofuel & Biochemical Corporation
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2002 and 2001

Note 1. Organization and Significant Accounting Policies( cont.)

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

Note 2. Accounts Receivable

The Company maintains an agreement with their distributor, Navarre Corporation. The Company receives revenues based upon the sales of their musical CD's through their distributor. The Accounts Receivable represents the total amount of money owed to the Company for sales of their CD's. This receivable fluctuates based upon the ongoing sales and returns of the Company's merchandise. The receivable of $133,331 represents the amount due the Company as of March 31, 2002. The Company did not provide any information regarding this receivable nor were we able to confirm the value with Navarre Corporation as of December 31, 2002.

Note 3. Other Assets

On December 4, 2002, the Company entered into an agreement with American Bio-fuels,LLC. The agreement with American Bio-fuels, LLC has given the Company the opportunity to enter the biodiesel fuel market. This agreement stated that the Company would maintain a fifty-percent interest in a third LLC in exchange for a payment of $50,000 and 500,000 shares of the Company's restricted stock. The result of these transactions is reflected as an Investment in Affiliate for $160,000 as of December 31, 2002.

Note 4. Fixed Assets

Fixed assets consist of:                          2002             2001
                                                --------         ---------
Building                                        $422,000         $422,000
Computer equipment and software                  169,247          169,247
Furniture and fixtures                            40,829
                                                                   40,829
Leasehold improvement                              8,571
                                                                    8,571

Less: Accumulated depreciation                   229,574          201,685
                                                --------         ---------

Fixed Assets, Net                               $411,073         $438,962
                                                ========         =========

                 International Biofuel & Biochemical Corporation
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2002 and 2001


Note 5. Note Payable

On December 4, 2002 the Company entered into an agreement with American Bio-fuels, LLC in which they were required to pay $50,000 within forty-five days of signing the agreement. As of the date of this report, the required payment had been made.

On August 20, 2002 the Company entered into an agreement with Henry Val, the former president of J-Bird Music Group, LTD. Mr. Val lent the Company $15,000 payable on demand with interest accruing annually at a rate of 12%. As of the date of this report, Mr. Val had filed suit against the Company for nonpayment of this loan.

The amount due at December 31, 2001 consist of a $50,000 note payable to Charles Ruppman. The note accumulated interest at 10% per annum whereas the entire balance is due on November 1, 2002. As of December 31, 2001 the outstanding balance on the note was $50,000. The total amount of the note payable was repaid in February of 2002 through issuance of 300,000 shares of stock.

Note 6. Mortgage Payable

In November 2002, the Company purchased a commercial condo located at 396 Danbury Road, Wilton, CT. The condo was purchased for $422,000 with a $400,000 mortgage through Joseph A. and Mary S. Alemany. Monthly payments of $4,057.07 consisting of principal and interest at 9% per annum were due on the first of every month. As of December 31, 2002 the Company is in default of their mortgage. On June 12, 2003 the Company executed a quit claim deed with Connecticut Home Lenders, LLC. The condo title was passed to Connecticut Home Lenders, LLC in exchange for assumption of the remaining mortgage, outstanding common charges, past due real estate taxes and any late penalties associated with the default on the mortgage.

Note 7. Accrued Royalties

The Company does not agree with the Accrued Royalties of $550,000 however no support was received as to the actual royalties due as of December 31, 2002. The $550,000 represents past royalties due in addition to information received through outside confirmations.

Note 8. Due to IMM International, Inc.

In October 1998 the Company entered into a credit agreement with IMM International, Inc., ("IMM") a company that owns approximately 50% of the outstanding shares of the Company, whereby IMM will provide up to $500,000 in financing to the Company for working capital purposes. Amounts outstanding under this agreement bear interest at 10% and were due on September 30, 2002. As of December 31, 2002 the Company owed $35,447 under this agreement.

                 International Biofuel & Biochemical Corporation
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2002 and 2001

Note 9. Due to Shareholders

On October 15, 2001, Douglas McCaskey, a shareholder of the Company, agreed to loan $150,000 for the purpose of paying Company expenses. The loan required payment within one year with interest accrued at a rate of 10% per annum. As of December 31, 2002 the Company owed Mr. McCaskey $6,609, including interest.

Note 10. Common Stock

At December 31, 1998, warrants to purchase 87,140 shares of common stock exercisable through March 2002 at $.25 per share were outstanding. These warrants were not exercised in March 2002 and have therefore expired.

At December 31, 1998, options to purchase $260,000 shares of stock at $1 per share exercisable through 2002 were outstanding. No expense was recorded as the option price exceeded the market price of the Company's stock at date of grant. These options were not exercised as of December 31, 2002.

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

Note 11. Commitments and Contingencies

Common Stock

During the years ended December 31, 2002 and 2001, the Company issued shares of its common stock. These shares were not registered under the Securities Act of 1933 based on the exemption from registration thereunder provided by section 4
(2), thereof for offerings not involving a public offering.

                 International Biofuel & Biochemical Corporation
                   Notes to Consolidated Financial Statements
                 For the Years Ended December 31, 2002 and 2001




Note 12. Subsequent Events

On April 7, 2003 the Company transferred all rights, title and interest in J-Bird Records, Inc. to Douglas G. McCaskey. This transfer occurred in the form of 4,286,000 shares of J-Bird Records, Inc. along with all of its assets and liabilities, contracts, licensing agreements, distribution agreements and artists contracts as of April 7, 2003.

The effect on the Company's financial statements as a result of this transaction will be a credit to equity in the amount of $53,947. Furthermore, the Company has an intercompany receivable of $2,133,450 which is due from J-Bird Records, Inc. This intercompany receivable is due as a result of the Company funding various expenses for J-Bird Records, Inc. throughout the years of their affiliation. The collectibility of this receivable has not been determined as of the date of this report.


On April 24, 2003 Caracansi Ramey & Associates, LLC, the auditors for the Company, were subpoenaed by the Securities & Exchange Commission. The Securities & Exchange Commission required the auditors to deliver copies of all workpapers and correspondence between themselves and the Company from the period of January 1, 2000 through the date of the subpoena. The auditors have complied with all requests of the Securities & Exchange Commission.