Form 10QSB
period 2003-03-31
J BIRD MUSIC GROUP LTD
filed 2003-09-15
CIK 1057550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                   QUARTERLY REPORT UNDER REGULATION SB OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

For the Quarter Ended                                    Commission File Number:
March 31, 2003                                           0-24449

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
             (Exact Name of Registrant as specified in its charter)

         Pennsylvania                                           57-1181668
(State or other jurisdiction)                                 (IRS Employer
of incorporation or organization)                         Identification Number)

               886 N. COFCO CENTER COURT #1135, PHOENIX, AZ 85008
             (Address and zip code of principal executive officers)

                                 (602) 369-6935
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reported required by Regulation SB of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days. YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date:

Number of Shares Outstanding              Class                        Date

         10,157,700                    Common Stock               March 31, 2003
                                      $.001 par value

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION

                                      Index

PART I FINANCIAL INFORMATION

Balance Sheet March 31, 2003                                                   3

Statements of Operations
   Three Months Ended March 31, 2003 and 2002                                  4

Statements of Cash Flow
   Three Months Ended March 31, 2003 and 2002                                  5

Notes to Unaudited Financial Statements
   March 31, 2003                                                              6

Management's Discussion and Analysis of
   Financial Condition and Results of Operations                               8

PART II

Other Information                                                             12

Signatures                                                                    12

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2003

ASSETS:
  Cash (Note 1)                                                    $         31
  Inventory (Note 1)                                                    128,021
  Subscription Agreements                                                57,500
  Due from Affiliate (Note 9)                                            16,931
                                                                   ------------

Total Current Assets                                                    202,483

  Fixed Assets, Net (Note 1 & 4)                                        398,366
  Investment in ABF (Note 1 & 3)                                        160,000
                                                                   ------------

Total Assets                                                       $    760,849
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Account Payable and Accrued Expenses                             $    351,751
  Due to Navarre (Note 2)                                               149,584
  Accrued Royalties (Note 7)                                            550,000
  Due to I.M.M. International-(Note 8)                                   13,237
  Mortgage Payable-Current (Note 6)                                      32,436
  Notes Payable (Note 5)                                                 20,000
                                                                   ------------

Total Current Liabilities                                             1,117,008

 Mortgage Payable-Long-Term (Note 6)                                    352,021
                                                                   ------------

Total Liabilities                                                     1,469,029
                                                                   ------------

  Stockholders' Equity
  Common Stock $.001 Par Value 50,000,000 Shares
    Authorized, 10,157,700 Issued and Outstanding                        54,723
  Treasury Stock - 27,500 shares                                       (254,690)
  Paid in Capital                                                    13,283,308
  Retained Earnings/(Deficit) (Note 12)                             (13,791,521)
                                                                   ------------

Total Stockholders' Equity                                             (708,180)
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $    760,849
                                                                   ============

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                    2003                2002
                                                 -----------        -----------
Sales, Net Returns                               $    (8,488)       $   (91,992)

Cost of Sales                                            360           (250,326)

Operating Expenses:

    Professional Fees                                 26,390             24,000

  Amortization and Depreciation                        2,740              6,793
  Salaries-(Note 3)                                        0             17,100
  Administrative Expenses                            465,294             22,209
                                                 -----------        -----------

Net Income/(Loss) Before
      Other Income (Expenses)                       (503,272)            88,232

Other Income/ (Expenses)

Loss on Abandoned Assets                             (12,067)                 0
                                                 -----------        -----------

Net Income/ (Loss)                               $  (515,339)       $    88,232
                                                 ===========        ===========

Net Gain/(Loss) per Common Share                 $     (0.43)       $      0.06

Weighted Average Common Shares
  Outstanding                                      1,191,752          1,466,752

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                          2003          2002
                                                        ---------     ---------
Cash Flows from (Used In) Operating Activities
Adjustments to Reconcile Net (Loss) to Net Cash
From (Used In) Operating Activities:

  Net Income/(Loss)                                     $(515,339)    $  88,232
  Amortization and Depreciation                             2,740         6,792

  (Increase)/Decrease in Accounts Receivable              133,331      (126,569)
  (Increase)/Decrease in Inventory                            360       (11,215)
  (Decrease)/Increase in Accrued Royalties                      0       (18,757)
  (Decrease)/Increase in Accounts Payable                   6,911        28,422
  (Decrease)/Increase in Due to Affiliate                 149,584             0
   Stock Issued For Services                              213,892             0
                                                        ---------     ---------

Net Cash (Used In) Operating Activities                    (8,521)      (33,095)
                                                        ---------     ---------

Cash Flows from (Used In) Financing Activities
  Stock Issued for Cash                                   100,000        50,000

  Increase/(Decrease)  in Shareholder Loans               (23,540)       27,740
  Increase/(Decrease) in Loan Due I.M.M                   (22,211)            0
  Increase/(Decrease) in Mortgage Payable                       0             0
  Increase/(Decrease) in Note Payable                     (45,000)      (50,000)
                                                        ---------     ---------

Net Cash from Financing Activities                          9,259        27,740
                                                        ---------     ---------

Net Increase /(Decrease) in Cash                              738        (5,355)

Cash, Beginning of Period                                    (707)        1,432
                                                        ---------     ---------

Cash, End of Period                                     $      31     $  (3,923)
                                                        =========     =========

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Note 1. Organization

The Company was incorporated in the state of Pennsylvania on June 17, 1991. It is principally involved in the area of developing biodiesel manufacturing plants in the United States. The majority of its income is through stock subscription agreements with investors.

In addition, the Company has a fully owned subsidiary, J-Bird Records, Inc., as of March 31, 2003. J-Bird Records, Inc. is the first World Wide Web Recording Label (TM). The Company was officially launched on November 1, 1996 to market, distribute and sell music via a new medium - the Internet. At its Website, located at http://www.j-birdrecords.com, the Company attracts and signs recording artists through its on-line office and promotes, markets and sells their recordings through its on-line record store.

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB filed for the year ended December 31, 2002.

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

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

Inventory

Inventory of $128,021 and $128,387 as of March 31,2003 and 2002 stated at the lower of cost or market (first in, first out), consists of musical CDs held by Navarre Corporation for J-Bird Records, Inc.

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

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

Note 2. Accounts Receivable

The Company maintains an agreement with their distributor, Navarre Corporation. The Company receives revenues based upon the sales of their musical CD's through their distributor. The Accounts Receivable represents the total amount of money owed to the Company for sales of their CD's. This receivable fluctuates based upon the ongoing sales and returns of the Company's merchandise. As of March 31, 2003 documentation received from Navarre Corporation stated that the activity in 2002 and the first quarter of 2003 dictated there was a payable to Navarre of $149,584.

Note 3. Other Assets

On December 4, 2002, the Company entered into an agreement with American Bio-fuels,LLC. The agreement with American Bio-fuels, LLC has given the Company the opportunity to enter the biodiesel fuel market. This agreement stated that the Company would maintain a fifty-percent interest in a third LLC in exchange for a payment of $50,000 and 500,000 shares of the Company's restricted stock. The result of these transactions is reflected as an Investment in Affiliate for $160,000 as of March 31, 2003.

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Note 4. Fixed Assets

                                                       March 31,       March 31,
Fixed assets consist of:                                 2003            2002
                                                       ---------       ---------

Building                                               $422,000        $422,000
Computer equipment and software                               0         169,247
Furniture and fixtures                                        0          40,829
Leasehold improvement                                         0           8,571
Intangible Assets                                         2,100               0
                                                       --------        --------

Less: Accumulated depreciation                           25,734         201,685
                                                       --------        --------

Fixed Assets, Net                                      $398,366        $438,962
                                                       ========        ========

As of March 31, 2003 the Company had abandoned all Furniture & Fixtures and Computers & Equipment. The net effect of this abandonment is reflected on the Statement of Operations as of March 31, 2003 as a loss of $12,067.

Note 5. Note Payable

On December 4, 2002 the Company entered into an agreement with American Bio-fuels, LLC in which they were required to pay $50,000 within forty-five days of signing the agreement. The required payment was made on January 22, 2003.

On August 20, 2002 the Company entered into an agreement with Henry Val, the former president of J-Bird Music Group, LTD. Mr. Val lent the Company $15,000 payable on demand with interest accruing annually at a rate of 12%. As of the date of this report, Mr. Val had filed suit against the Company for nonpayment of this loan.

On January 21, 2003 a Subscription Agreement was signed with H. Donnal Dymon in the amount of $5,000 for 21,740 shares of stock. As of the date of this report, Mr. Dymon had paid the $5,000 to the Company, however no shares of stock were issued.

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

Note 7. Accrued Royalties

The Company does not agree with the Accrued Royalties of $550,000 however no support was received as to the actual royalties due as of March 31, 2003. The $550,000 represents past royalties due in addition to information received through outside confirmations.

Note 8. Due to IMM International, Inc.

In October 1998 the Company entered into a credit agreement with IMM International, Inc., ("IMM") a company that owns approximately 50% of the outstanding shares of the Company, whereby IMM will provide up to $500,000 in financing to the Company for working capital purposes. Amounts outstanding under this agreement bear interest at 10% and were due on September 30, 2002. As of March 31, 2003 the Company owed $13,237 under this agreement.

Note 9. Due to Shareholders

On October 15, 2001, Douglas McCaskey, a shareholder of the Company, agreed to loan $150,000 for the purpose of paying Company expenses. The loan required payment within one year with interest accrued at a rate of 10% per annum. As of March 31, 2003 Mr. McCaskey owed the Company $16,931.

Note 10. Common Stock

At December 31, 1998, warrants to purchase 87,140 shares of common stock exercisable through March 2002 at $.25 per share were outstanding. These warrants were not exercised in March 2002 and have therefore expired.

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Note 10. Common Stock (cont.)

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

Note 11. Commitments and Contingencies

Common Stock

During the periods ended March 31, 2003 and 2002, the Company issued shares of its common stock. These shares were not registered under the Securities Act of 1933 based on the exemption from registration thereunder provided by section 4
(2), thereof for offerings not involving a public offering.

Note 12. Subsequent Events

On April 7, 2003 the Company transferred all rights, title and interest in J-Bird Records, Inc. to Douglas G. McCaskey. This transfer occurred in the form of 4,286,000 shares of J-Bird Records, Inc. along with all of its assets and liabilities, contracts, licensing agreements, distribution agreements and artists contracts as of April 7, 2003.

The effect on the Company's financial statements as a result of this transaction will be a credit to equity in the amount of $53,947. Furthermore, the Company has an intercompany receivable of $2,082,934 which is due from J-Bird Records, Inc. This intercompany receivable is due as a result of the Company funding various expenses for J-Bird Records, Inc. throughout the years of their affiliation. The collectibility of this receivable has not been determined as of the date of this report.

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

Note 12. Retained Earnings

An adjustment was made to Retained Earnings as of March 31, 2003 to reflect a prior period adjustment of $268,065. This number represents Direct Costs incurred by the Company's subsidiary, J-Bird Records, Inc for the year ended December 31, 2002. These figures were not available as of December 31, 2002 and thus, were not reflected on the year-end statement.

Note 13. Subsequent Events

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

Managements' Discussion and Analysis of Financial Condition and Results of Operations.

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes.

      International Biofuel and Biochemical Corporation began in December 2002 as a Joint Venture partner of American Bio-fuels (ABF) and are involved in the worldwide production, distribution and marketing of biodiesel fuel, fuel efficiency and emission reduction additives, filtration equipment and other related bio-products.

      Biodiesel (fatty acid alkyl esters) is a cleaner-burning diesel replacement fuel made from natural, renewable sources such as new and used vegetable oils and animal fats. Just like petroleum diesel, biodiesel operates in compression-ignition engines. Blends of up to 20% biodiesel (mixed with petroleum diesel fuels) can be used in nearly all diesel equipment and are compatible with most storage and distribution equipment. These low level blends (20% and less) don't require any engine modifications and can provide the same payload capacity as petroleum diesel.

      Using biodiesel in a conventional diesel engine substantially reduces emissions of unburned hydrocarbons, Carbon monoxide, sulfates, polycyclic aromatic hydrocarbons, nitrated polcyclic aromatic hydrocarbons and particulate matter. These reductions increase as the amount of biodiesel blended into petroleum diesel fuel increases. The best emissions reductions are seen with 100% biodiesel (B100). Therefore, biodiesel works well with technologies such as diesel oxidation catalysts (which reduce the soluble fraction of diesel particulates but not the solid carbon fraction).

      Diesel fuels keep the country moving. From consumer goods moved cross-country to the generation of electric power, to increased efficiency in the nations farms, diesel fuel plays a vital role in the nation's economy and standard of living. The major users of biodiesel fuels are:

On-road transportation   Off-road uses (mainly mining, construction and logging)
Rail transportation      Electric Power generation
Marine shipping          Military transportation

On-road transportation, primarily trucks, accounts for two-thirds of the diesel fuel consumed in the United States. Because diesel fuels are used mainly to move goods from manufacturer to consumer, its sales are linked to the strength of the economy. Sales of on-road diesel fuels in the U.S. rose from 25 billion gallons in 1995 to more then 80 billion gallons in 2002, an increase of 5% to 6% a year. Comparable worldwide figures are not available currently. The International Energy Agency estimates the worldwide use of diesel fuel in 1994 was 187 billion gallons. In Europe and Asia, where there is a significant population of diesel-powered automobiles, the use of diesel fuels nearly equals that of gasoline.

      The term diesel fuels are generic; it refers to any fuel for a compression ignition engine. However, in common use it refers to the fuels made commercially for diesel-powered vehicles or equipment.

      IBBC will be using a new continuous flow biodiesel refinery technology. It's a complex combination of interdependent processes, the result of a fascinating intertwining of advances in chemistry, engineering, and metallurgy, which exist nowhere in the world today. The technology is patent protected.

      It has been critical to the successful development of biodiesel fuels and diesel-powered vehicles to have consensus among refiners, vehicle and engine manufactures and other interested parties on the characteristics of diesel fuel necessary for satisfactory performance and reliable operation. In the United States, this consensus is reached under the auspices of the American Society for Testing and Materials (ASTM). Committee D-2 (Petroleum Products and Laboratories) is responsible for diesel fuel specifications and test methods.

Committee  D-2 also turns to groups  like the  Society of  Automotive  Engineers
(SAE),  Coordinating  Research  Council (CRC) and the National  Biodiesel  Board
(NBB) when they need reliable technical data to establish a specification or develop a test method. IBBC is a registered biodiesel producer with the EPA and biodiesel refined by the method that the company will use has met with ASTM standard requirements.

      Today  it  is  almost   impossible  to  discuss  motor  vehicles   without
considering air quality. The first federal limits for exhaust emissions from diesel-powered vehicles started with the 1971 model year. The Clean Air Act of 1996 initiated the federal governments' regulation of air pollution. The stated purpose of the Act is: "... to protect and enhance the quality of the nations air resources." The 1970 amendments of the Clean

Air Act created the U.S. Environmental Protection Agency (EPA) and made it responsible for implementing the requirements of the act and its amendments. California laws governing vehicle emissions are administered by the California Air Resources Board (CARB), which was established in 1969. The Clean Air Act and its amendments  ".... set deadlines for the EPA, States,  Local  governments and businesses to reduce air pollution". Each state is required to develop a State Implementation Plan (SIP) that explains the actions it will take to meet or maintain the air quality standard set by the EPA. The company as a registered biodiesel producer with the EPA is working within the State of California, at DQ University-Davis (a Tribal Government owned University) to establish a laboratory and pilot biodiesel plant facilities, to allow the testing, process simulations, and analytical support that will be attractive to the U.S.
Department of Energy, EPA, and other Federal departments, as well as the California Air Resources Board (CARB) and local governments. Having secured Tribal Government interest, these projects are expected to receive high priority at the National, State, City levels and potentially could establish D-Q University as a major center (and resource) for biodiesel development and application. With the aid of IBBC and Tribal Governments throughout the nation, D-Q University will offer courses on Renewable Energy Development similar to Universities in Iowa and Idaho and especially develop expertise relative to processing of lower grade and/or the more unique feed stock resources.

      IBBC has already begun positioning itself to take advantage of the new opportunities for promotion and revenue growth. The Company has acquired exclusive licensing rights for the States of Arizona, Connecticut, Nevada and the rights to license the technology to Tribal Nations throughout North America. IBBC is currently negotiating the application of biodiesel development in China as well. The company has also acquired the license rights to certain lubricants and filter technologies.

      Consolidated Tribal Investments (CTI), a private Nevada Corporation, will act as a holding company for all Tribal Government Trusts and Investments made by Tribal governments throughout North America.

      The U.S. Department of Energy (DOE) is trying to help make alternative fuel vehicle (AFV) purchase decisions easier for fleet managers and companies across the nation. Many fleets are subject to AFV acquisition requirements under the Energy Policy Act (EPAct) regulations. On May 19, 1999, the DOE issued the Biodiesel Fuel Use Credit Interim Final Rule. The Interim Final Rule will allow fleets required to purchase certain percentages of AFV's under the EPAct to meet up to 50% of their AFV acquisition requirements through the use of biodiesel in vehicles weighing in excess of 8500 lbs. Gross vehicle weight. A covered fleet will be awarded one AFV acquisition for each 450 gallons of biodiesel purchased up to the point where the fleet has met 50 % of its AFV acquisition requirements. To receive credit for an AFV acquisition the biodiesel must be used in biodiesel blends that contain, by volume, at least 20% biodiesel.

      It is estimated that by the year 2008, the U.S. will need 8.8 billion gallons of biodiesel production per year. IBBC plans to have in production 12 plants, located throughout the U.S., each producing a minimum of 35 million gallons of biodiesel per year. It is estimated that with all 12 plants in full production, the company will meet less then 2% of the biodiesel that will be required. Net return to the company per gallon is estimated at $.20 cents per gallon produced. The company anticipates reaching profitability after the third plant goes into full production.

Liquidity and Capital Resources

      The company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders. The Company borrowed $ 75,000 from a shareholder and as of April 2003, the company had settled the debt with the shareholder. The Company expects negative cash flow from operations to continue for the near foreseeable future, as it continues to develop plants and market its operations. Inflation has not had any material impact on the company's operations.

      The company will pursue long term financing for its operation activities and potential acquisitions. No source of long term financing has occurred to date and there can be no assumption that financing will be available, or if available that it will be on acceptable terms. Although management believes that development of such biodiesel facilities may be attractive to various Granting organizations, especially the Department of Energy, EPA, and other Federal agencies, as well as State, local and Tribal Governments. The ability to finance existing and future operations will be dependent upon external sources.

Results of Operations - Three months ended March 31, 2003 compared to three months ended March 31, 2002

                                                            2003          2002
                                                            ----          ----

    Net Sales                                             $ (8,488)    $(91,992)
    ---------

For the quarter ended March 31, 2003 sales decreased in the Company's affiliate, J-Bird Records, Inc. No sales were recorded for the Company in the first quarter due to the fact that no biodiesel plants are operational at this time. The Net Sales of $ (8,488) and (91,992) respectively reprsent the amount of returns in excess of sales on the Company's subsidiary, J-Bird Records, Inc. Despite several efforts to increase sales via new artists, the subsidiary is unable to booster sales.

    Cost of Sales                                         $    367    $(250,326)
    -------------

In the first quarter of 2002 the Company experienced a large amount of returns through their distributor, Navarre. The total returns for the quarter were $
132,525 offset against the quarterly record sales of $ 40,533 for the first quarter resulting in negative sales of $91,992. As a direct result of the large number of returns, the Company's inventory increased by $11,215 ( valued at historical cost) to reflect the CD's returned to the distributor. Additionally, the royalties due to the artists under contract with the Company decreased a net $18,757 as a result of the returns. Finally, the Company received a credit from Navarre which resulted in a net of $220,354 for production costs related to the CD's sold in prior quarters but returned in the first quarter of 2002. This credit is reflected in both the receivable from Navarre as well as the direct costs related to producing the CD's. These factors combined result in a cost of goods negative figure of $250,326 for the period ended March 31, 2002 and shown as follows:

Cost of Goods Sold:

Inventory- Beginning                     $134,776
Production Costs                         (220,354)
Royalties                                 (18,757)
Inventory-Ending                         (145,991)
                                        ---------

Cost of Goods Sold                      ($250,326)

    Professional Fees                                     $ 26,390    $  24,000
    -----------------

The increase in professional fees is due to the higher level of legal, accounting and consulting fees of the Company for purposes of SEC reporting guidelines, potential lawsuits and industry requirements.

    Salaries                                              $      0    $  17,100
    --------

In 2002, two employees received compensation through the Company. No payroll taxes were taken out of the wages and therefore the employee is responsible for all taxes due on the compensation received.

    Administrative Expenses                               $468,082    $  22,209
    -----------------------

The increase in administrative expenses is due to the Company's new focus on the biodiesel industry and their need to secure consultants to aid them in their transition.

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

                                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION (Registrant)

Dated: September 12, 2003         By: LeeRoy Allen, Jr.
                                      President

Certifications

I, LeeRoy Allen, Jr. certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of International Biofuel & Biochemical Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to to the period covered by this report;

3. Based on my knowledge, the financial statements, and the other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

      a. designed such disclosure controls and procedures to ensure that material information regarding the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b. evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report; and

      c. presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based upon our evaluation

5. I have disclosed, based upon my most recent evaluation, to the Company's auditors and the audit committee:

      a. all significant deficiencies in the design or operation of internal controls which could adversly affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal control and;

      b. any fraud, whether or not material, that involes management or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 12, 2003                             By: /s/ LeeRoy Allen, Jr.
                                                         -----------------------
                                                             President