Form 10QSB
period 2003-06-30
J BIRD MUSIC GROUP LTD
filed 2003-09-22
CIK 1057550

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10 - QSB
                   QUARTERLY REPORT UNDER REGULATION SB OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

For the Quarter Ended                                   Commission File Number:
June 30, 2003                                           0-24449

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
             (Exact Name of Registrant as specified in its charter)

         Pennsylvania                                          57-1181668
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

Number of Shares Outstanding             Class                        Date

        11,157,700                    Common Stock                June 30, 2003
                                    $.001 par value

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION

                                      Index

PART I FINANCIAL INFORMATION

Accountant's Report                                                            3

Balance Sheet June 30, 2003                                                    4

Statements of Operations
     Six Months Ended June 30, 2003 and 2002                                   5

Statements of Cash Flow
     Six Months Ended June 30, 2003 and 2002                                   6

Notes to Unaudited Financial Statements
     June 30, 2003                                                             7

Management's Discussion and Analysis of
     Financial Condition and Results of Operations                            14

PART II

Other Information                                                             20

Signatures                                                                    20

Certification                                                                 21

                        Caracansi Ramey & Associates, LLC
                          Certified Public Accountants
                                 77 North Street
                                Danbury, CT 06810
                               September 19, 2003

International Biofuel & Biochemical Corporation
886 North Cofco Center Court, #1135
Phoenix, AZ 85008

To the Board of Directors:

We have compiled the accompanying balance sheet of International Biofuel & Biochemical Corporation as of June 30, 2003 and 2002 and the related statements of income and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them. Finally, these financial statements are not designed for those who are not informed about such matters.

/s/ Caracansi Ramey & Associates, LLC

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                  June 30, 2003

ASSETS:
  Cash (Note 1)                                                    $     13,042
  Due from J-Bird Records                                             2,201,442
  Security Deposit                                                       20,000
  Due from Affiliate                                                     16,728
                                                                   ------------
Total Current Assets                                                  2,251,212

  Fixed Assets, Net (Note 1 & 4)                                          2,030

Other Assets
  Deferred Startup Costs (Note                                          280,600
  Investment in ABF (Note 1 & 3)                                        160,000
                                                                   ------------

Total Assets                                                       $  2,693,842
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Account Payable and Accrued Expenses                             $     47,931
  Due to I.M.M. International                                             8,699
  Notes Payable (Note 5)                                                 15,000
                                                                   ------------
Total  Liabilities                                                       71,630
                                                                   ------------

  Stockholders' Equity
  Common Stock $.001 Par Value 50,000,000 Shares
    Authorized, 11,157,700Issued and Outstanding                         54,645
  Treasury Stock - 27,500 shares                                       (254,690)
  Subscription Agreements                                               (25,000)
  Paid in Capital                                                    13,348,285
  Retained Earnings/(Deficit) (Note 8)                              (10,501,028)
                                                                   ------------

Total Stockholders' Equity                                            2,622,212
                                                                   ------------

Total Liabilities and Stockholders' Equity                         $  2,693,842
                                                                   ============

                       See Accountant's Compilation Report

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                        2003            2002
                                                    -----------     -----------
Sales, Net Returns                                  $         0     $  (126,989)

Cost of Sales                                                 0        (272,012)

Operating Expenses:

  Professional Fees                                      17,500         151,300

  Amortization and Depreciation                           2,775           6,793
  Salaries-(Note 3)                                           0          31,503
  Administrative Expenses                               196,552          62,746
                                                    -----------     -----------

Net Income/(Loss) Before
Other Income/(Expenses)                                (216,827)       (651,343)

Other Income/(Expenses)

Gain on Exting. Of Debt                                  17,247               0
Royalties Adjustment                                          0           6,324
                                                    -----------     -----------

Net Income/(Loss)                                   $  (199,580)    $  (645,019)
                                                    ===========     ===========

Net Gain/(Loss) per Common Share                    $     (0.02)    $     (0.19)

Weighted Average Common Shares Outstanding            9,941,033       3,474,143

                       See Accountant's Compilation Report

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                         2003           2002
                                                     -----------    -----------
Cash Flows from (Used In) Operating
Activities Adjustments to Reconcile Net
(Loss) to Net Cash From (Used In)
Operating Activities:

  Net Income/(Loss)                                  $         0    $  (645,019)
  Amortization and Depreciation                            2,775          6,792
  Adjustment to Retained Earnings for Spin-Off         2,552,142              0

  (Increase)/Decrease in Accounts Receivable          (2,068,111)             0
  (Increase)/Decrease in Inventory                       128,381         (4,551)
  (Increase)/Decrease in Security Deposit                (20,000)             0
  (Increase)/Decrease in Deferred Startup               (280,600)             0
  (Decrease)/Increase in Accrued Royalties              (550,000)        (6,324)
  (Decrease)/Increase in Accounts Payable               (296,909)       182,981
  (Decrease)/Increase in Due to Affiliate                      0        127,300
  Stock Issued For Services                              467,490              0
                                                     -----------    -----------

Net Cash (Used In) Operating Activities                  (46,165)      (338,821)
                                                     -----------    -----------

Cash Flows from (Used In) Financing Activities
  Stock Issued for Cash                                  160,000         31,000

  Increase/(Decrease) in Shareholder Loans               (23,337)        18,663
  Increase/(Decrease) in Loan Due I.M.M                  (26,749)             0
  Increase/(Decrease) in Mortgage Payable                      0              0
  Increase/(Decrease) in Note Payable                    (50,000)             0
                                                     -----------    -----------

Net Cash from Financing Activities                        59,914         49,663
                                                     -----------    -----------
Net Increase/(Decrease) in Cash                           13,749       (289,158)

Cash, Beginning of Period                                   (707)         1,432
                                                     -----------    -----------

Cash, End of Period                                  $    13,402    $  (287,726)
                                                     ===========    ===========

                       See Accountant's Compilation Report

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Fixed Assets

Fixed assets are recorded at cost and are being depreciated over their estimated useful lives (5 to 15 years). The "Modified Accelerated Cost Recovery System" (MACRS) has been applied to all fixed assets acquired by the Company.

Principles of Consolidation

The consolidated financial statements as of March 31, 2003 include the accounts of the Company and its wholly owned subsidiary, J-Bird Records Inc. As of April 7, 2003 J-Bird Records, Inc. was spun-off into its own company and therefore is not reflected in the June 30, 2003 financial statement.

Inventory

Inventory of $128,387 as of June 30, 2002 was stated at the lower of cost or market (first in, first out), and consisted of musical CDs held by Navarre Corporation for J-Bird Records, Inc. J-Bird Records, Inc. was a wholly owned subsidiary of the Company until April 7, 2003.

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

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Note 3. Other Assets

On December 4, 2002, the Company entered into an agreement with American Bio-fuels, LLC. The agreement with American Bio-fuels, LLC has given the Company the opportunity to enter the biodiesel fuel market. This agreement stated that the Company would maintain a fifty-percent interest in a third LLC in exchange for a payment of $50,000 and 500,000 shares of the Company's restricted stock. The result of these transactions is reflected as an Investment in Affiliate for $160,000 as of June 30, 2003.

Note 4. Fixed Assets

                                                       June 30,         June 30,
Fixed assets consist of:                                 2003             2002
                                                       --------         --------
Building                                               $      0         $422,000
Computer equipment and software                               0          169,247
Furniture and fixtures                                        0           40,829
Leasehold improvement                                         0            8,571
Intangible Assets                                         2,100                0
                                                       --------         --------
Less: Accumulated depreciation                               70          201,685
                                                       --------         --------
Fixed Assets, Net                                      $  2,030         $438,962
                                                       ========         ========

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

Note 6. Commitments and Contingencies

Common Stock

During the periods ended June 30, 2003 and 2002, the Company issued shares of its common stock. These shares were not registered under the Securities Act of 1933 based on the exemption from registration thereunder provided by section 4(2), thereof for offerings not involving a public offering.

                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Note 7. Subsequent Events

The effect on the Company's financial statements as a result of this transaction will be an intercompany receivable of $2,201,442 which is due from J-Bird Records, Inc. This intercompany receivable is due as a result of the Company funding various expenses for J-Bird Records, Inc. throughout the years of their affiliation. The collectibility of this receivable has not been determined as of the date of this report.

On April 24, 2003 Caracansi Ramey & Associates, LLC, the auditors for the Company, were subpoenaed by the Securities & Exchange Commission. The Securities & Exchange Commission required the auditors to deliver copies of all workpapers and correspondence between themselves and the Company from the period of January 1, 2000 through the date of the subpoena. The auditors have complied with all requests of the Securities & Exchange Commission. Additionally, the Company has been served with a similar subpoena and to the best of its knowledge has complied.

Note 8. Retained Earnings

An adjustment was made to Retained Earnings as of June 30, 2003 to reflect a prior period adjustment of $268,065. This number represents Direct Costs incurred by the Company's subsidiary, J-Bird Records, Inc. for the year ended December 31, 2002. These figures were not available as of December 31, 2002 and thus, were not reflected on the year-end statement.

Managements' Discussion and Analysis of Financial Condition and Results of Operations.

      The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes. The Company wishes the reader to note that the prior year financial statements contain the activity of its former subsidiary, J-Bird Records, Inc. Please see the accountant's Note 7 in regards to this issue.

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

      IBBC will be using a new continuous flow biodiesel refinery technology. It's a complex combination of interdependent processes, the result of a fascinating intertwining of advances in chemistry, engineering, and metallurgy, which exist nowhere in the world today. The technology is protected under a pending patent application.

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

      The U.S. Department of Energy (DOE) is trying to help make alternative fuel vehicle (AFV) purchase decisions easier for fleet managers and companies across the nation. Many fleets are subject to AFV acquisition requirements under the Energy Policy Act (EPAct) regulations. On May 19, 1999, the DOE issued the Biodiesel Fuel Use Credit Interim Final Rule. The Interim Final Rule will allow fleets required to purchase certain percentages of AFV's under the EPAct to meet up to 50% of their AFV acquisition requirements through the use of biodiesel in vehicles weighing in excess of 8500 lbs. Gross vehicle weight. A covered fleet will be awarded one AFV acquisition for each 450 gallons of biodiesel purchased up to the point where the fleet has met 50% of its AFV acquisition requirements. To receive credit for an AFV acquisition the biodiesel must be used in biodiesel blends that contain, by volume, at least 20% biodiesel.

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

Liquidity and Capital Resources

      The company has financed its operations and capital expenditures primarily from equity financing and loans from shareholders. The Company had issued stock in exchange for $90,000 from a shareholder and as of April 2003, the company had issued the stock to the shareholder. The Company expects negative cash flow from operations to continue for the near foreseeable future, as it continues to develop plants and market its operations. Inflation has not had any material impact on the company's operations.

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

Results of Operations - Six months ended June 30, 2003 compared to six months ended June 30, 2002

                                                   2003            2002

      Net Sales                                 $       0       $ (91,992)
      ---------
      Cost of Sales                             $       0       $(250,326)
      -------------
      Professional Fees                         $  17,500       $  24,000
      -----------------
      Salaries                                  $       0       $  17,100
      --------
      Administrative Expenses                   $ 196,552       $  22,209
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

                                 INTERNATIONAL BIOFUEL & BIOCHEMICAL CORPORATION

                                 (Registrant)

Dated: September 19, 2003        By:  LeeRoy Allen, Jr.
                                 President

Certifications

I, LeeRoy Allen, Jr. certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of International Biofuel & Biochemical Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

5. I have disclosed, based upon my most recent evaluation, to the Company's auditors and the audit committee:

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal control and;

      b. any fraud, whether or not material, that involves management or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 19, 2003                      By: /s/ LeeRoy Allen, Jr.
                                                     President